Form 10-Q
period 2021-03-31
Mountain Crest Acquisition Corp II
filed 2021-05-24
CIK 1832415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

◻  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39864

MOUNTAIN CREST ACQUISITION CORP. II

Delaware	85-3472546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West 43rd Street, 12th Floor, New York, NY 10036
(Address of Principal Executive Offices, including zip code)

(646) 493-6558
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MCAD	The Nasdaq Stock Market LLC
Rights	MCADR	The Nasdaq Stock Market LLC
Units	MCADU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of May 24, 2021, there were 7,557,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash	$392,903	$24,764
Prepaid expenses	128,219	—
Total Current Assets	521,122	24,764

Deferred offering costs	—	61,894
Marketable securities held in Trust Account	57,503,797	—
Total Assets	$58,024,919	$86,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$68,333	$1,450
Promissory note – related party	—	61,894
Total Current Liabilities	68,333	63,344

Deferred underwriting fee payable	1,725,000	—
Total Liabilities	1,793,333	63,344

Commitments
Common stock subject to possible redemption 5,122,820 shares at redemption value at March 31, 2021	51,231,583	—

Stockholders' Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized, and 2,434,680 and 1,437,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (excluding 5,122,820 and 0 shares subject to possible redemption at March 31, 2021 and December 31, 2020), respectively	243	144
Additional paid in capital	5,149,081	24,856
Accumulated deficit	(149,321)	(1,686)
Total Stockholders’ Equity	5,000,003	23,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,024,919	$86,658
(1)	At December 31, 2020, included up 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operational costs	$151,432
Loss from operations	(151,432)

Other income:
Interest earned on marketable securities held in Trust Account	252
Unrealized gain on marketable securities held in Trust Account	3,545
Other income, net	3,797

Net loss	$(147,635)

Basic and diluted weighted average shares outstanding common stock subject to redemption	8,749,112

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	1,639,468

Basic and diluted net loss per share, Non-redeemable common stock	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	1,437,500	$144	$24,856	$(1,686)	$23,314

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	575	52,655,332	—	52,655,907

Sale of 200,000 Private Placement Units	200,000	20	1,999,980	—	2,000,000

Issuance of Representative Shares	170,000	17	1,699,983	—	1,700,000

Common stock subject to possible redemption	(5,122,820)	(513)	(51,231,070)	—	(51,231,583)

Net loss	—	—	—	(147,635)	(147,635)

Balance – March 31, 2021	2,434,680	$243	$5,149,081	$(149,321)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(147,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(252)
Unrealized gain on marketable securities held in Trust Account	(3,545)

Changes in operating assets and liabilities:
Prepaid expenses	(128,219)
Accrued expenses	66,883
Net cash used in operating activities	(212,768)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000
Proceeds from sale of Private Placement Units	2,000,000
Repayment of promissory note - related party	(61,894)
Payment of offering costs	(207,199)
Net cash provided by financing activities	58,080,907

Net Change in Cash	368,139
Cash - Beginning of period	24,764
Cash - End of period	$392,903

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,700,000
Initial classification of common stock subject to possible redemption	$51,379,220
Change in value of common stock subject to possible redemption	$(147,637)
Deferred underwriting fee payable	$1,725,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, though it is the Company’s intention to pursue prospective targets in North America. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2020 the Company had no assets held in the Trust Account.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $4,844,093 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of March 31, 2021 and December 31, 2020, there were $0 and $61,894 of deferred offering costs recorded in the accompanying balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company's net operating losses.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At March 31, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company's statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended
March 31,
2021
Common stock subject to possible redemption

Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$225
Unrealized loss on marketable securities held in Trust Account	3,158
Income and franchise taxes	(3,383)
Net earnings	$—

Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,749,112
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(147,635)
Less: Net income allocable to common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(147,635)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	1,639,468
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.09)

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021 adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 16, 2020, the Company issued 1,437,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,437,500 Founder Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on January 14, 2021, no Founder Shares are currently subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services, $10,000 of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Promissory Note — Related Party

On August 1, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the completion of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $0 and $61,894 in borrowings outstanding under the Promissory Note.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,725,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition, the Company has agreed to issue Chardan and/or its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share (28,750 shares).

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,434,680 shares of common stock issued and outstanding, excluding 5,122,820 shares subject to possible redemption. At December 31, 2020, there were 1,437,500 shares of common stock issued and outstanding, excluding no shares subject to possible redemption.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$57,503,797	$—

NOTE 9 — SUBSEQUENT EVENTS

On April 6, 2021, the Company entered into an agreement and plan of merger (as it may be amended or restated from time to time the “Merger Agreement”), by and among MCAD Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Better Therapeutics, Inc. a Delaware corporation (“BTX”). Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mountain Crest Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mountain Crest Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

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

Results of Operations

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described in Note 1 to the financial statements. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2021, we had a net loss of $147,635, which consists of operating costs of $151,432, offset by an unrealized gain on marketable securities held in our Trust Account of $3,545, interest income on marketable securities held in the Trust Account of $252.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

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

For the three months ended March 31, 2021, cash used in operating activities was $212,768. Net loss of $147,635 was affected by interest earned on marketable securities held in the Trust Account of $252, unrealized gain on marketable securities held in Trust Account of $3,545 , and changes in operating assets and liabilities used $61,336 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $57,503,797 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $392,903. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination.  For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services, $10,000 of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,725,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition, the Company has agreed to issue Chardan and/or its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share (28,750 shares).

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net loss per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Business Combination

On April 6, 2021, the Company entered into an agreement and plan of merger (as it may be amended or restated from time to time the “Merger Agreement”), by and among MCAD Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Better Therapeutics, Inc. a Delaware corporation (“BTX”). Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021 and our registration statement on Form S-4 filed with the SEC on April 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021 and our registration statement on Form S-4 filed with the SEC on April 23, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2021, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one right (“Right”) to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments (the “Over-Allotment Option Units”). Chardan Capital Markets, LLC acted as the sole book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251557). The SEC declared the registration statement effective on January 7, 2021. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Mountain Crest Capital LLC and Chardan Capital Markets, LLC of 185,000 units (the “Private Units”), generating total proceeds of $1,850,000.

On January 14, 2021, the underwriters exercised the over-allotment option and the Company issued the Over-Allotment Option Units to the underwriters. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On January 14, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 15,000 Private Units, generating gross proceeds of $150,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Public Units sold in the Initial Public Offering.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units), were placed in a trust account established for the benefit of the Company’s public stockholders.

We paid a total of $1,150,000 underwriting discounts and commissions and $1,969,093 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $1,725,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1

Merger Agreement, dated as of April 6, 2021, by and among Mountain Crest Acquisition Corp. II, MCAD Merger Sub and Better Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAD on April 7,2021).

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
10.1

Letter Agreements, dated January 7, 2021, among the Company and the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.2

Investment Management Trust Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.3

Stock Escrow Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.4

Registration Rights Agreement, dated January 7, 2021, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.5

Indemnity Agreements, dated January 7, 2021, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.6

Subscription Agreement, dated January 7, 2021, by and between the Company and Mountain Crest Capital LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.7

Subscription Agreement, dated January 7, 2021, by and between the Company and Mountain Crest Capital LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)

10.8

Parent Support Agreement by and between certain stockholders of Mountain Crest Acquisition Corp. II, Better Therapeutics, Inc. and Mountain Crest Acquisition Corp. II. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by MCAD on April 7,2021)

10.9

Company Support Agreement by and between certain stockholders of Better Therapeutics, Inc. and Mountain Crest Acquisition Corp. II. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by MCAD on April 7,2021)

10.10

Form of Subscription Agreement by and among Mountain Crest Acquisition Corp. II. and certain institutional and accredited investors dated April 6, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by MCAD on April 7, 2021)

Exhibit No.	Description

10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAD on April 7, 2021)
10.12	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by MCAD on April 7, 2021)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 4, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 4, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 4, 2021)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN CREST ACQUISITION CORP. II

Date: May 24, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Dong Liu
	Name:	Dong Liu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)