Form 10-Q/A
period 2021-03-31
Mountain Crest Acquisition Corp II
filed 2021-06-28
CIK 1832415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of June 25, 2021, there were 7,557,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

EXPLANATORY NOTE

Mountain Crest Acquisition Corp. II (the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the three months ended March 31, 2021 to correct an error noted below that was identified by the Company’s independent registered public accountants. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

In conjunction with the closing of its Initial Public Offering on January 12, 2021, the Company agreed to issue Chardan Capital Markets, LLC (“Chardan”) and its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share (28,750 shares).

Subsequent to the filing of the Original Report, it was determined that the Company should have recorded the value of the shares to be issued to Chardan in the amount of $287,500 as an expense of the Initial Public Offering, resulting in a charge to stockholders’ equity, with a corresponding credit to deferred underwriting fee payable.

As a result, the Company’s management, together with the Audit Committee, determined on June 1, 2021, that the Company’s (i) financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated and (ii) the financial statement included in the Company’s Current Report on Form 8-K, filed on January 19, 2021 should be revised in the Amended Form 10-Q (collectively, the “Affected Periods”) as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Current Report on Form 8-K, filed on January 19, 2021, for the Affected Periods. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in such previously filed Form 10-Q filed on May 24, 2021 should no longer be relied upon. On May 28, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Form 10-Q filed on May 24, 2021.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the error described above, and the filing of the Form 10-Q before the Company’s independent registered public accountants completed its review and provided authorization, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited restated)
ASSETS
Current Assets
Cash	$392,903	$24,764
Prepaid expenses	128,219	—
Total Current Assets	521,122	24,764

Deferred offering costs	—	61,894
Marketable securities held in Trust Account	57,503,797	—
Total Assets	$58,024,919	$86,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$68,333	$1,450
Promissory note – related party	—	61,894
Total Current Liabilities	68,333	63,344

Deferred underwriting fee payable	2,012,500	—
Total Liabilities	2,080,833	63,344

Commitments
Common stock subject to possible redemption 5,094,072 shares at redemption value at March 31, 2021	50,944,084	—

Stockholders' Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized, and 2,463,428 and 1,437,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (excluding 5,094,072 and 0 shares subject to possible redemption at March 31, 2021 and December 31, 2020), respectively	246	144
Additional paid in capital	5,149,077	24,856
Accumulated deficit	(149,321)	(1,686)
Total Stockholders’ Equity	5,000,002	23,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,024,919	$86,658
(1)	At December 31, 2020, included up 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited and restated)

Formation and operational costs	$151,432
Loss from operations	(151,432)

Other income:
Interest earned on marketable securities held in Trust Account	252
Unrealized gain on marketable securities held in Trust Account	3,545
Other income, net	3,797

Net loss	$(147,635)

Basic and diluted weighted average shares outstanding common stock subject to redemption	5,090,614

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock (1)	2,310,301

Basic and diluted net loss per share, Non-redeemable common stock	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited and restated)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	1,437,500	$144	$24,856	$(1,686)	$23,314

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	575	52,367,832	—	52,368,407

Sale of 200,000 Private Placement Units	200,000	20	1,999,980	—	2,000,000

Issuance of Representative Shares	170,000	17	1,699,983	—	1,700,000

Common stock subject to possible redemption	(5,094,072)	(510)	(50,943,574)	—	(50,944,084)

Net loss	—	—	—	(147,635)	(147,635)

Balance – March 31, 2021	2,463,428	$246	$5,149,077	$(149,321)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(unaudited and restated)
Cash Flows from Operating Activities:
Net loss	$(147,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(252)
Unrealized gain on marketable securities held in Trust Account	(3,545)

Changes in operating assets and liabilities:
Prepaid expenses	(128,219)
Accrued expenses	66,883
Net cash used in operating activities	(212,768)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000
Proceeds from sale of Private Placement Units	2,000,000
Repayment of promissory note - related party	(61,894)
Payment of offering costs	(207,199)
Net cash provided by financing activities	58,080,907

Net Change in Cash	368,139
Cash - Beginning of period	24,764
Cash - End of period	$392,903

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,700,000
Initial classification of common stock subject to possible redemption	$51,091,720
Change in value of common stock subject to possible redemption	$(147,636)
Deferred underwriting fee payable	$2,012,500

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

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) “and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 185,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Capital LLC (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $1,850,000, which is described in Note 5.

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

Transaction costs amounted to $5,131,593 consisting of $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $1,969,093 of other offering costs. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 187,500 Founder Shares are no longer subject to forfeiture.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 7).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — RESTATEMENT AND REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has agreed to issue Chardan and/or its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share (28,750 shares).

Subsequent to the filing of the March 31, 2021 Form 10-Q (the “Original Filing”), the Company determined that it should have recorded the value of the shares to be issued to Chardan in the amount of $287,500 as an expense of the Initial Public Offering, as of January 12, 2021 and as of March 31, 2021 resulting in a charge to stockholders’ equity, with a corresponding credit to deferred underwriting fee payable.

The table below summarizes the effects of the revision of the January 12, 2021 balance sheet and the restatement of the March 31, 2021 restatement on the financial statements.

	As		As
	Previously		Revised and
	Reported	Adjustments	Restated
Balance sheet as of January 12, 2021
Deferred Underwriting Fee Payable	$1,500,000	$250,000	$1,750,000
Common Stock Subject to Possible Redemption	44,104,220	(250,000)	43,854,220
Common Stock	238	3	241
Additional Paid-in Capital	5,001,449	(3)	5,001,446

Balance sheet as of March 31, 2021
Deferred Underwriting Fee Payable	$1,725,000	$287,500	$2,012,500
Common Stock Subject to Possible Redemption	51,231,583	(287,499)	50,944,084
Common Stock	243	3	246
Additional Paid-in Capital	5,149,081	(4)	5,149,077

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,131,593 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of March 31, 2021 and December 31, 2020, there were $0 and $61,894 of deferred offering costs recorded in the accompanying balance sheets.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended
March 31,
2021
Common stock subject to possible redemption

Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$223
Unrealized loss on marketable securities held in Trust Account	3,141
Income and franchise taxes	(3,364)
Net earnings	$—

Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,090,614
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(147,635)
Less: Net income allocable to common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(147,635)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	2,310,301
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.06)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021 adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

In addition, the Company has agreed to issue Chardan and/or its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share (28,750 shares). The Company recorded the value of the shares to be issued in the amount of $287,500 as an expense of the Initial Public Offering, resulting in a charge to stockholders’ equity, with a corresponding credit to deferred underwriting fee payable.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,463,428 shares of common stock issued and outstanding, excluding 5,094,072 shares subject to possible redemption. At December 31, 2020, there were 1,437,500 shares of common stock issued and outstanding, excluding no shares subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

NOTE 10 — SUBSEQUENT EVENTS

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

In connection with the Business Combination, the Company entered into subscription agreements dated as of April 6, 2021, with certain institutional and accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in a private placement, concurrent with the consummation of the Business Combination, an aggregate of 5,000,000 shares of common stock for $10.00 per share for an aggregate cash amount of $50,000,000.

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

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 185,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Mountain Crest Capital LLC (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $1,850,000.

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

For the three months ended March 31, 2021, cash used in operating activities was $212,768. Net loss of $147,635 was affected by interest earned on marketable securities held in the Trust Account of $252, unrealized gain on marketable securities held in Trust Account of $3,545 and changes in operating assets and liabilities used $61,336 of cash for operating activities.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net loss per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

In connection with the Business Combination, the Company entered into subscription agreements dated as of April 6, 2021, with certain institutional and accredited investors, pursuant to which, among other things, the Company agreed to issue and sell, in a private placement, concurrent with the consummation of the Business Combination, an aggregate of 5,000,000 shares of common stock for $10.00 per share for an aggregate cash amount of $50,000,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the inaccurate accounting for the value of shares to be issued to the underwriting at the closing of our Initial Public Offering as a result of the Company filing of the Form 10-Q before the Company’s independent registered public accountants completed their review and provided authorization. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting , as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021 and our registration statement on Form S-4 filed with the SEC on April 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this 10-Q/A, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021 and our registration statement on Form S-4 filed with the SEC on April 23, 2021.

We identified material weaknesses in our internal control over financial reporting affecting our interim financial statements for the three month period ended March 31, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As described elsewhere in this Report, we identified material weaknesses in our internal control over financial reporting related to recording a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering as a result of the Company filing of the Form 10-Q before the Company’s independent registered public accountants completed its review and provided authorization. We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We paid a total of $1,150,000 underwriting discounts and commissions and $1,969,093 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,012,500 in underwriting discounts and commissions.

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

Exhibit No.	Description

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

MOUNTAIN CREST ACQUISITION CORP. II

Date: June 25, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2021	By:	/s/ Dong Liu
	Name:	Dong Liu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)