Form 10-Q
period 2021-06-30
Mountain Crest Acquisition Corp II
filed 2021-08-20
CIK 1832415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ◻

As of August 19, 2021, there were 7,557,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash	$296,363	$24,764
Prepaid expenses	99,506	—
Total Current Assets	395,869	24,764

Deferred offering costs	—	61,894
Marketable securities held in Trust Account	57,505,231	—
Total Assets	$57,901,100	$86,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$108,333	$1,450
Promissory note – related party	—	61,894
Total Current Liabilities	108,333	63,344

Deferred underwriting fee payable	2,012,500	—
Total Liabilities	2,120,833	63,344

Commitments
Common stock subject to possible redemption 5,077,564 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	50,780,263	—

Stockholders' Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized, and 2,479,936 and 1,437,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (excluding 5,077,564 and no shares subject to possible redemption at June 30, 2021 and December 31, 2020), respectively(1)	247	144
Additional paid in capital	5,312,897	24,856
Accumulated deficit	(313,140)	(1,686)
Total Stockholders’ Equity	5,000,004	23,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,901,100	$86,658
(1)	At December 31, 2020, included up 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$165,253	$316,685
Loss from operations	(165,253)	(316,685)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,979	5,231
Unrealized loss on marketable securities held in Trust Account	(3,545)	—
Other expense, net	1,434	5,231

Net loss	$(163,819)	$(311,454)

Basic and diluted weighted average shares outstanding common stock subject to redemption	5,094,072	5,092,476
Basic and diluted net income per share, Common stock subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,463,428	2,387,287
Basic and diluted net loss per share, Non-redeemable common stock	$(0.07)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	1,437,500	$144	$24,856	$(1,686)	$23,314

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	575	52,367,832	—	52,368,407

Sale of 200,000 Private Placement Units	200,000	20	1,999,980	—	2,000,000

Issuance of Representative Shares	170,000	17	1,699,983	—	1,700,000

Common stock subject to possible redemption	(5,094,072)	(510)	(50,943,574)	—	(50,944,084)

Net loss	—	—	—	(147,635)	(147,635)

Balance — March 31, 2021	2,463,428	246	5,149,077	(149,321)	5,000,002

Common stock subject to possible redemption	16,508	1	163,820	—	163,821

Net loss	—	—	—	(163,819)	(163,819)

Balance – June 30, 2021	2,479,936	$247	$5,312,897	$(313,140)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(311,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,231)

Changes in operating assets and liabilities:
Prepaid expenses	(99,506)
Accrued expenses	106,883
Net cash used in operating activities	(309,308)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000
Proceeds from sale of Private Placement Units	2,000,000
Repayment of promissory note - related party	(61,894)
Payment of offering costs	(207,199)
Net cash provided by financing activities	58,080,907

Net Change in Cash	$271,599
Cash - Beginning of period	24,764
Cash - End of period	$296,363

Non-cash financing activities:
Issuance of Representative Shares	$1,700,000
Initial classification of common stock subject to possible redemption	$51,091,720
Change in value of common stock subject to possible redemption	$(311,457)
Deferred underwriting fee payable	$2,012,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mountain Crest Acquisition Corp. II (the “Company”) was incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”). On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Merger Sub, and Better Therapeutics, Inc., a Delaware Corporation, (“Better Therapeutics”) relating to a proposed Business Combination transaction between the Company and Better Therapeutics (the “Transaction”).

The Company has one subsidiary, MCAD Merger sub inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on April 6, 2021 (“First Merger Sub”.) (see Note 9)

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period July 31, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Better Therapeutics (see Note 9). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, though it is the Company’s intention to pursue prospective targets in North America. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

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

June 30, 2021

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

June 30, 2021

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

Going Concern Consideration

At June 30, 2021, we have $296,363 in its operating bank accounts, $57,505,231 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $370,869.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2020 the Company had no assets held in the Trust Account.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,131,593 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of June 30, 2021, and December 31, 2020, there were $0 and $61,894 of deferred offering costs recorded in the accompanying balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's condensed consolidated balance sheets.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

Net Income (Loss) Per Common Share

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The Company's statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net loss per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption

Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,434	$5,231
Income and franchise taxes	(1,434)	(5,231)
Redeemable Net earnings	$—	$—

Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,094,072	5,092,476
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(163,819)	$(311,454)
Less: Net income allocable to common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(163,819)	$(311,454)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	2,463,428	2,387,287
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.07)	$(0.13)

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning on January 1, 2021 adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

Promissory Note — Related Party

On August 1, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is non-interest bearing and payable on the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $61,894 in borrowings outstanding under the Promissory Note.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021, there were 2,479,936 shares of common stock issued and outstanding, excluding 5,077,564 shares subject to possible redemption. At December 31, 2020, there were 1,437,500 shares of common stock issued and outstanding, excluding no shares subject to possible redemption.

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

June 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and December 31, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$57,505,231	$—

NOTE 9 – BUSINESS COMBINATIONS

On April 6, 2021, the Company entered into an agreement and plan of merger (as it may be amended or restated from time to time the “Merger Agreement”), by and among Merger Sub and Better Therapeutics. Under the Merger Agreement, the Company has agreed to acquire all of the outstanding shares of Better Therapeutics’ common stock in exchange for 15,000,000 shares of the Company’s common stock, subject to adjustment.

MOUNTAIN CREST ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

On the date the Transaction is effective (the “Effective Time”), among other items: each share of Better Therapeutics common stock (other than its restricted stock) issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into such Better Therapeutics Shareholder’s right to receive, without interest, the number of shares of the Company’s common stock equal to the product of (i) the number of shares of Better Therapeutics common stock (other than Better Therapeutics restricted stock) held by such Better Therapeutics Shareholder and (ii) the “Exchange Ratio” determined by dividing (A) the Merger Consideration (as defined in the Merger Agreement) by (B) the issued and outstanding number of shares of Better Therapeutics common stock as of the closing.

In connection with the proposed Transaction, the Company has obtained commitments from interested accredited investors (each a “Subscriber”) to purchase shares of the Company’s common stock which will be issued in connection with the closing (the “PIPE Shares”), for an aggregate cash amount of $50,000,000 at a purchase price of $10.00 per share , in a private placement (the “PIPE”). Certain offering related expenses are payable by the Company, including customary fees payable to the placement agents. Such commitments are being made by way of the Subscription Agreements (the “PIPE Subscription Agreements”), by and among each Subscriber and the Company. The closing of the sale of PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent consummation of the Transaction. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Transaction.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities necessary for preparing the Initial Public Offering, as described below, and following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $163,819, which consists of formation and operating costs of $165,253 and an unrealized loss on marketable securities held in Trust Account of $3,545, offset by interest income on marketable securities held in the Trust Account of $4,979. Of the $165,253 in operating costs incurred for three months ended June 30, 2021, $39,800 are related to the business combination.

For the six months ended June 30, 2021, we had a net loss of $311,454, which consists of operating costs of $316,685, offset by interest income on marketable securities held in the Trust Account of $5,231. Of the $316,685 in operating costs incurred for the six months ended June 30, 2021, $66,118 are related to the business combination.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 185,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement with Mountain Crest Capital LLC (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), generating gross proceeds of $1,850,000.

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

For the six months ended June 30, 2021, cash used in operating activities was $309,308. Net loss of $311,454 was affected by interest earned on marketable securities held in the Trust Account of $5,231 and changes in operating assets and liabilities provided $7,377 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $57,505,231 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $296,363. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,725,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition, the Company has agreed to issue Chardan and/or its designees at the close of a Business Combination, a deferred discount equal to 0.5% of the amount sold in the Initial Public Offering in the form of the Company’s shares of common stock, at a price of $10.00 per share for a total of 28,750 shares.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As of June 30, 2021, we identified a material weaknesses in internal controls over financial reporting related to the inaccurate accounting for the value of shares to be issued to the underwriting at the closing of our Initial Public Offering as well as inaccurate accounting for certain accrued expenses and prepaid expenses, before the Company’s independent registered public accountants completed their review and provided authorization. As such, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and believe that, except as described above, our disclosure controls and procedures were otherwise effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate certain material weaknesses that occurred in connection with our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and June 30, 2021, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021, our registration statement on Form S-4 filed with the SEC on April 23, 2021, as subsequently amended on July 13, 2021 and August 12, 2021 and the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021, filed with the SEC on June 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021, our registration statement on Form S-4 filed with the SEC on April 23, 2021, as subsequently amended, other than as described below.

We identified material weaknesses in our internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. As described elsewhere in this Report, as of June 30, 2021, we identified material weaknesses in our internal control over financial reporting related to the inaccurate accounting for the value of shares to be issued to the underwriter at the closing of our Initial Public Offering as well as inaccurate accounting for certain accrued expenses and prepaid expenses . We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
2.1

Merger Agreement, dated as of April 6, 2021, by and among Mountain Crest Acquisition Corp. II, MCAD Merger Sub and Better Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K, filed by MCAD on April 7, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021)
3.2	By-laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2020)
10.1

Parent Support Agreement by and between certain stockholders of Mountain Crest Acquisition Corp. II, Better Therapeutics, Inc. and Mountain Crest Acquisition Corp. II. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by MCAD on April 7, 2021)

10.2

Company Support Agreement by and between certain stockholders of Better Therapeutics, Inc. and Mountain Crest Acquisition Corp. II. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by MCAD on April 7, 2021)

10.3

Form of Subscription Agreement by and among Mountain Crest Acquisition Corp. II. and certain institutional and accredited investors dated April 6, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by MCAD on April 7, 2021)

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K, filed by MCAD on April 7, 2021)
10.5	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K, filed by MCAD on April 7, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MOUNTAIN CREST ACQUISITION CORP. II

Date: August 19, 2021	By:	/s/ Suying Liu
	Name:	Suying Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Dong Liu
	Name:	Dong Liu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)