Form 10-Q
period 2021-09-30
Better Therapeutics, Inc.
filed 2021-11-23
CIK 1832415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39864

BETTER THERAPEUTICS, INC.

Delaware	85-3472546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
548 Market St. #49404, San Francisco, CA 94104
(Address of Principal Executive Offices, including zip code)
(415)
887-2311
(Registrant’s telephone number, including area code)
Mountain Crest Acquisition Corp. II
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BTTX	The Nasdaq Stock Market LLC
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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 22, 2021, there were
 23,599,718 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

EXPLANATORY NOTE
On October 28, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Quarterly Report”) relates, Mountain Crest Acquisition Corp. II. (“MCAD” and now known as Better Therapeutics, Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of April 6, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among MCAD, Better Therapeutics, Inc. (“BTX” and now known as Better Therapeutics OpCo, Inc.), a Delaware corporation, and MCAD Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of MCAD. Pursuant to the Merger Agreement, following the approval by the Company’s stockholders on October 27, 2021, Merger Sub was merged with and into BTX, with BTX being the surviving company in the merger.
At the Effective Time, by virtue of the Business Combination, each BTX share issued and outstanding immediately prior to the Effective Time was canceled and automatically converted into the right to receive, without interest, approximately 0.9475 (the “Exchange Ratio”) shares of the Company’s common stock (the “Common Stock”). At the Effective Time, all options of BTX that were outstanding and unexercised immediately prior to the Effective Time were assumed by MCAD and automatically converted based upon the Exchange Ratio into options to purchase shares of Common Stock (the “Assumed Options”), and all awards of BTX restricted stock that were outstanding immediately prior to the Effective Time were assumed by MCAD and automatically converted into an award of restricted Common Stock.
At the Closing and pursuant to the Merger Agreement, MCAD (1) issued an aggregate of 15,174,729 shares of Common Stock to existing stockholders of BTX (including shares of restricted stock), and (ii) assumed BTX options exercisable for an aggregate of 853,015 shares of Common Stock at a weighted average exercise price of $8.67.
Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Mountain Crest Acquisition Corp., II and its consolidated subsidiaries before the consummation of the Business Combination and to Better Therapeutics, Inc., after the Business Combination, as the context suggests.
Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from July 31, 2020 (Inception) through September 30, 2020 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from July 31, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from July 31, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-17

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23
Item 1A.	RISK FACTORS	23
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
Item 3.	DEFAULTS UPON SENIOR SECURITIES	24
Item 4.	MINE SAFETY DISCLOSURES	24
Item 5.	OTHER INFORMATION	24
Item 6.	EXHIBITS	24

SIGNATURES		25

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$248,460	$24,764
Prepaid expenses	43,250	—

Total Current Assets	291,710	24,764
Deferred offering costs	—	61,894
Marketable securities held in Trust Account	57,506,681	—

Total Assets	$57,798,391	$86,658

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$244,568	$1,450
Promissory note – related party	—	61,894

Total Current Liabilities	244,568	63,344
Deferred underwriting fee payable	2,012,500	—

Total Liabilities	2,257,068	63,344

Commitments
Common stock subject to possible redemption 5,750,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	57,500,000	—
Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized, and 1,807,500 and 1,437,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1) (excluding 5,750,000 shares subject to possible redemption at September 30, 2021)	181	144
Additional paid in capital	—	24,856
Accumulated deficit	(1,958,858)	(1,686)

Total Stockholders’ (Deficit) Equity	(1,958,677)	23,314

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$57,798,391	$86,658

(1)	At December 31, 2020, shares issued and outstanding included up 187,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 31, 2020 (Inception) Through September 30, 2020

General and administrative expenses	$240,394	$557,079	$1,000

Loss from operations	(240,394)	(557,079)	(1,000)

Other income
Interest earned on marketable securities held in Trust Account	1,450	6,681	—

Other income	1,450	$6,681	—

Net loss	$(238,944)	$(550,398)	$(1,000)

Basic and diluted weighted average shares outstanding common stock, Redeemable	5,750,000	5,491,758	1,250,000

Basic and diluted net loss per share, Common stock, Redeemable	$(0.03)	$(0.08)	$(0.00)
Basic and diluted weighted average shares outstanding common stock, Non-redeemable	1,807,500	1,782,885	—
Basic and diluted net loss per share, Common stock	$(0.03)	$(0.08)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance — December 31, 2020	1,437,500	$144	$24,856	$(1,686)	$23,314
Sale of 200,000 Private Units	200,000	20	1,999,980	—	2,000,000
Issuance of Representative Shares	170,000	17	1,699,983	—	1,700,000
Accretion for common stock to redemption amount	—	—	(3,724,819)	(1,406,774)	(5,131,593)
Net loss	—	—	—	(147,635)	(147,635)

Balance — March 31, 2021, as restated	1,807,500	$181	$—	$(1,556,095)	$(1,555,914)
Net loss	—	—	—	(163,819)	(163,819)

Balance – June 30, 2021, as restated	1,807,500	$181	$—	$(1,719,914)	$(1,719,733)
Net loss	—	—	—	(238,944)	(238,944)

Balance – September 30, 2021	1,807,500	$181	$—	$(1,958,858)	$(1,958,677)

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2020 (Inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	—	$—	$—	$(1,000)	$(1,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from July 31, 2020 (Inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(550,398)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,681)	—
Changes in operating assets and liabilities:
Prepaid expenses	(43,250)	—
Accounts payable and accrued expenses	243,118	—

Net cash used in operating activities	(357,211)	(1,000)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(57,500,000)	—

Net cash used in investing activities	(57,500,000)	—
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000	—
Proceeds from sale of Private Units	2,000,000	—
Repayment of promissory note - related party	(61,894)	—
Payment of offering costs	(207,199)	—

Net cash provided by financing activities	58,080,907	—
Net Change in Cash	223,696	—
Cash – Beginning	24,764	—

Cash – Ending	$248,460	$—

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,700,000	$—

Initial classification of common stock subject to possible redemption	$57,500,000	$—

Deferred underwriting fee payable	$2,012,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Mountain Crest Acquisition Corp. II (the “Company”) was incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”). On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCAD Merger Sub, and Better Therapeutics, Inc., a Delaware Corporation, (“Better Therapeutics”) relating to a proposed Business Combination transaction between the Company and Better Therapeutics (the “Transaction”).
The Company has one subsidiary, MCAD Merger Sub Inc., a direct wholly owned subsidiary of the Company incorporated in Delaware on April 6, 2021 (“MCAD Merger Sub”.) (see Note 10)
Business Combination
As previously announced, On October 28, 2021 (the “Closing Date”), as contemplated in the Merger Agreement and described in the section titled “The Business Combination Proposal” of the definitive proxy statement/prospectus, (the “Proxy Statement/Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, MCAD Merger Sub merged with and into Better Therapeutics with Better Therapeutics surviving as a wholly-owned subsidiary of the Company with the new name Better Therapeutics OpCo, Inc. (the “Business Combination”). In addition, in connection with the closing of the Business Combination (the “Closing”), the Company changed its name to “Better Therapeutics, Inc.” (See Note 10)
Business Prior to the Business Combination
As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period July 31, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Better Therapeutics (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
There was no assurance that the Company will be able to successfully effect a Business Combination.
The Company provided its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders were entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially
$10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 7).
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the Business Combination.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company
had
 until October 12, 2021 (or until April 12, 2022 if the Company has executed a definitive agreement for a Business Combination by October 12, 2021 but has not completed the Business Combination within such
9-month
period) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by October 12, 2021, and the Company has not entered into a definitive agreement for a Business Combination by such date, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable d
e
adline, for each three month extension.
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
Going Concern Consideration
At September 30, 2021, we have $248,460 in its operating bank accounts, $57,506,681 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $47,142.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. On October 28, 2021, the Company completed the Business Combination and received $50,000,000 in proceeds from the PIPE investors, $9,237,400 from the Trust Account after redemptions, and borrowed $10,000,000 under the secured term loan agreement with Hercules Capital, Inc. We believe there is sufficient capital to continue as a going concern for one year from the date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly valued and classified its Common stock subject to possible redemption. The Company previously determined the Common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than

$5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Common stock subject to possible redemption, resulting in the Common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Common stock.
In connection with the change in presentation for the Common stock subject to redemption, the Company also restated its net income (loss) per common share calculation to allocate net income (loss) evenly all Common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all common shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 12, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$43,854,220	$6,145,780	$50,000,000
Common stock	$241	$(60)	$181
Additional paid-in capital	$5,001,446	$(5,001,446)	$—
Accumulated deficit	$—	$(1,144,273)	$(1,144,273)
Total Stockholders’ (Deficit) Equity	$5,001,687	$(6,145,779)	$(1,144,092)
Balance Sheet as of March 31, 2021 (Unaudited)
Common stock subject to possible redemption	$50,944,084	$6,555,916	$57,500,000
Common Stock	$246	$(65)	$181
Additional paid-in capital	$5,149,077	$(5,149,077)	$—
Accumulated deficit	$(149,321)	$(1,406,774)	$(1,556,095)
Total Stockholders’ (Deficit) Equity	$5,000,002	$(6,555,916)	$(1,555,914)
Balance Sheet as of June 30, 2021 (Unaudited)
Common stock subject to possible redemption	$50,780,263	$6,719,737	$57,500,000
Common Stock	$247	$(66)	$181
Additional paid-in capital	$5,312,897	$(5,312,897)	$—
Accumulated deficit	$(313,140)	$(1,406,774)	$(1,719,914)
Total Stockholders’ (Deficit) Equity	$5,000,004	$(6,719,737)	$(1,719,733)
Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 5,750,000, net of underwriting discounts and offering expenses	$52,368,407	$(52,368,407)	$—
Change in value of common stock subject to redemption	$(50,944,084)	$50,944,084	$—
Accretion for common stock to redemption amount	$—	$(5,131,593)	$(5,131,593)
Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to redemption	$(163,821)	$163,821	$—
Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of common stock subject to possible redemption	$51,091,720	$6,408,280	$57,500,000
Change in value of common stock subject to redemption	$(147,636)	$147,636	$—
Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of common stock subject to possible redemption	$51,091,720	$6,408,280	$57,500,000
Change in value of common stock subject to redemption	$(311,457)	$311,457	$—
In connection with the change in presentation for the common stock subject to redemption, the Company also restated its loss per common share calculated to allocate net loss, with all allocated to common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the loss of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss. The impact of this restatem
e
nt on the Company’s financial statements is reflected in the following table:

Statement of Operations for the Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated

Weighted average shares outstanding common stock subject to redemption	5,090,614	(123,948)	4,966,667
Basic and diluted net income (loss) per common share, Basic —Redeemable	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, non-redeemable common stock	2,310,301	577,468	1,732,833
Basic and diluted net income (loss) per common share, Basic — Non-Redeemable	$(0.06)	$0.04	$(0.02)
Statement of Operations for the Three Months Ended June 30, 2021
Weighted average shares outstanding common stock subject to redemption	5,094,072	655,928	5,750,000
Basic and diluted net income (loss) per common share, Basic —Redeemable	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, non-redeemable common stock	2,463,428	(655,928)	1,807,500
Basic and diluted net income (loss) per common share, Basic — Non-Redeemable	$(0.07)	$0.05	$(0.02)
Statement of Operations for the Six Months Ended June 30, 2021
Weighted average shares outstanding common stock subject to redemption	5,092,476	268,021	5,360,497
Basic and diluted net income (loss) per common share, Basic—Redeemable	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, non-redeemable common stock	2,387,287	(616,914)	1,770,373
Basic and diluted net income (loss) per common share, Basic — Non-Redeemable	$(0.13)	$0.09	$(0.04)
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
for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Comp
a
ny, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021 substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020 the Company had no assets held in the Trust Account.
Deferred Offering Costs
Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,131,593 were charged to stockholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of September 30, 2021, and December 31, 2020, there were
 $0 and $61,894 of deferred offering costs recorded in the accompanying balance sheets.
Common Stock Subject to Possible Redemption
The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2021, the Common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Common stock issuance costs	(5,131,593)
Plus:
Accretion of carrying value to redemption value	5,131,593

Common stock subject to possible redemption	$57,500,000

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up
costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per share. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per share as the redemption value approximates fair value.
The Company has not considered the effect of the rights sold in the Initial Public Offering and the private placement that convert into 795,000 common stock in the calculation of diluted loss per share, since the conversion of the rights into common stock are contingent upon the occurrence of future events.. The rights are exercisable to purchase

795,000
 shares of common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the net income (loss) of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 28, 2020 (Inception) Through September 30, 2020
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(181,797)	$(57,417)	$(415,505)	$(134,893)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,807,500	5,491,758	1,782,885	—	—

Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.08)	$(0.08)	$—	$—
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financ
i
al institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 15, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
NOTE 6 — RELATED PARTY TRANSACTIONS
Founder Shares
On October 16, 2020, the Company issued 1,437,500 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The 1,437,500 Founder Shares include an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor. As a result of the underwriters’ election to fully exercise their over-allotment option on January 14, 2021, no Founder Shares are currently subject to forfeiture.
The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of nine months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a
30-trading
day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, nine months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on January 12, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. For the period from July 31, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.
Promissory Note — Related Party
On August 1, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate amount of $500,000 to cover expenses related to the Initial Public Offering. The Promissory Note is
non-interest
bearing and payable on the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $61,894 in borrowings outstanding under the Promissory Note.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. For the period ended September 30, 2021, the company had no outstanding related party loans.
Related Party Extension Loans
As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest
bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. For the period ended September 30, 2021, the company had no outstanding related party loans.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 8 —
STOCKHOLDERS’ EQUITY AND COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Common Stock
— The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021, there were 7,557,500 shares of common stock issued and outstanding, including 5,750,000 shares of common stock subject to possible redemption which are presented as temporary equity and 1,807,500 in common stock presented as permanent equity.

At December 31, 2020, there were 1,437,500 shares of common stock issued and outstanding, no shares subject to possible redemption or presented in temporary equity.
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

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and December 31, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$57,506,681	$—
NOTE 10 – BUSINESS COMBINATIONS
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
The Merger Agreement has been amended as of August 30, 2021 and September 27, 2021. Upon closing of the transaction contemplated by the Merger Agreement, Merger Sub will merge with and into Better Therapeutics (the “Merger”) with Better Therapeutics surviving the Merger, renamed Better Therapeutics OpCo, Inc., as a wholly owned subsidiary of MCAD. In addition, in connection with the consummation of the Business Combination, MCAD will be renamed “Better Therapeutics, Inc.” The combined company after the Business Combination is referred to as the “Combined Company.”
The Merger Agreement contains customary representations, warranties, and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

BETTER THERAPEUTICS, INC.
(f/k/a Mountain Crest Acquisition Corp. II)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
In connection with the proposed Transaction, the Company has obtained commitments from interested accredited investors (each a “Subscriber”) to purchase shares of the Company’s common stock which will be issued in connection with the closing (the “PIPE Shares”), for an aggregate cash amount of $50,000,000 at a purchase price of $10.00 per share, in a private placement (the “PIPE”). Certain offering related expenses are payable by the Company, including customary fees payable to the placement agents. Such commitments are being made by way of the Subscription Agreements (the “PIPE Subscription Agreements”), by and among each Subscriber and the Company. The closing of the sale of PIPE Shares (the “PIPE Closing”) will be contingent upon the substantially concurrent consummation of the Transaction. The PIPE Closing will occur on the date of, and immediately prior to, the consummation of the Transaction.
On August 18, 2021, Better Therapeutics entered into a $50.0 million secured term loan agreement with Hercules Capital, Inc. (“Hercules”). The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of Better Therapeutics’ assets. Payments due for the term loan are interest-only until March 1, 2023 (subject to extension to September 1, 2023 or September 1, 2024 upon the achievement of certain milestones), after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. In connection with the secured term loan agreement, Better Therapeutics paid an initial facility charge of $212,500. In addition, Better Therapeutics will be required to pay an end of term charge of the greater of (a) $892,500 and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial
covenants, and events of default. Better Therapeutics is permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when Better Therapeutics achieves certain positive clinical trial results sufficient to submit a de-novo
classification request with respect to
BT-001,
(iii) $10.0 million when Better Therapeutics has received FDA approval for such marketing of
BT-001
for the improvement of glycemic control in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million dollars from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules’, approval.
Upon the closing of the Business Combination, the Company entered into a joinder agreement to the Hercules term loan and borrowed $10.0 million.
PIPE and Cowen Investments
Upon the closing of the Business Combination, Cowen and Company LLC (“Cowen”), placement agent for the PIPE Investment, also entered into a subscription agreement (the “Cowen Subscription Agreement” and together with the PIPE Subscription Agreements, the “Subscription Agreements”) for 70,000 shares of Common Stock at $10.00 per share for gross proceeds of $700,000 in lieu of such amount of its placement fee (the “Cowen Investment”). The Cowen Investment was also consummated concurrently with the Closing.
Chardan Equity Issuance
Upon the closing of the Business Combination, MCAD issued to Chardan Capital Markets, LLC, 28,750 shares of Common Stock, representing a deferred discount equal to 0.5% of the amount sold in MCAD’s initial public offering in the form of stock at a price of $10.00 per share (the “Chardan Issuance”).
MCAD Redemptions and Conversion of Rights
In connection with the MCAD stockholder vote on the Business Combination, MCAD stockholders redeemed an aggregate of 4,826,260 shares of Common Stock. At the Closing of the Business Combination, all outstanding rights automatically converted into one-tenth
(1/10) of a share of Common Stock. The separate trading of Units and Rights of MCAD was terminated upon the closing of the Business Combination.
Immediately after giving effect to the Business Combination, the PIPE Investment, the Cowen Investment, the Chardan Issuance and the conversion of rights, there were 23,599,718 shares of Common Stock outstanding, and 853,015 shares of Common Stock subject to outstanding stock options of BTX at a weighted average exercise price of $8.67 per share.
Amended and Restated Registration Rights Agreement
At the Closing, the Company entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of MCAD with respect to the shares of Common Stock they own at the Closing, and the BTX stockholders of MCAD with respect to the Merger Consideration. The MCAD Amended and Restated Registration Rights Agreement will require the Company to, among other things, file a resale shelf registration statement on behalf of the stockholders no later than 30 days from the Closing. The MCAD Amended and Restated Registration Rights Agreement also provides certain demand registration rights and piggyback registration rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. The Company agrees to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 28, 2021, the Company consummated the previously announced merger pursuant to the Merger Agreement (See Note 10).

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of the IPO date of January 12, 2021, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued and classified our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.
Overview
Mountain Crest Acquisition Corp. II (the “Company”) was incorporated in Delaware on July 31, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”). On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MCAD Merger Sub, and Better Therapeutics, Inc., a Delaware Corporation, (“Better Therapeutics”) relating to a proposed Business Combination transaction between the Company and Better Therapeutics (the “Transaction”).
As previously announced, On October 28, 2021 (the “Closing Date”), as contemplated in the Merger Agreement and described in the section titled “The Business Combination Proposal” of the definitive proxy statement/prospectus, (the “Proxy Statement/Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, MCAD Merger Sub merged with and into Better Therapeutics with Better Therapeutics surviving as a wholly-owned subsidiary of the Company with the new name Better Therapeutics OpCo, Inc. (the “Business Combination”). In addition, in connection with the closing of the Business Combination (the “Closing”), the Company changed its name to “Better Therapeutics, Inc.”
As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period July 31, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Better Therapeutics (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities necessary for preparing the Initial Public Offering, as described below, and following the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had a net loss of $238,944, which consists of formation and operating costs of $240,394 offset by interest income on marketable securities held in the Trust Account of $1,450.
For the nine months ended September 30, 2021, we had a net loss of $550,398, which consists of formation and operating costs of $557,079, offset by interest income on marketable securities held in the Trust Account of $6,681.
For the period from July 31, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consists of formation and operating costs.

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
For the nine months ended September 30, 2021, cash used in operating activities was $357,211. Net loss of $550,398 was affected by interest earned on marketable securities held in the Trust Account of $6,681 and changes in operating assets and liabilities, which provided $199,868 of cash for operating activities.
For the period from July 31, 2020 (inception) through September 30, 2020, cash used in operating activities was $1,000, which consists of the net loss.
As of September 30, 2021, we had marketable securities held in the Trust Account of $57,506,681 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $248,460. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On October 28, 2021, the Company completed the Business Combination and received $50,000,000 in proceeds from the PIPE investors, $9,237,400 from the Trust Account after redemptions, and borrowed $10,000,000 under the secured term loan agreement with Hercules Capital, Inc. We believe there is sufficient capital to continue as a going concern for one year from the date of these financial statements.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services.
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
Net Income (Loss) Per Common Share
Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per share. The remeasurement associated with the redeemable stock is excluded from income (loss) per stock as the redemption amount approximates fair value.
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
The Merger Agreement has been amended as of August 30, 2021 and September 27, 2021. Upon closing of the transaction update by the Merger Agreement, Merger Sub merged with and into Better Therapeutics (the “Merger”) with Better Therapeutics surviving the Merger, renamed Better Therapeutics OpCo, Inc., as a wholly owned subsidiary of MCAD. In addition, in connection with the consummation of the Business Combination, MCAD was renamed “Better Therapeutics, Inc.” The combined company after the Business Combination is referred to as the “Combined Company.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded and identified a material weakness in internal controls over financial reporting related to the inaccurate accounting for the value and classification of shares to be issued to the underwriting at the closing of our Initial Public Offering as well as inaccurate accounting for certain accrued expenses and prepaid expenses, before the Company’s independent registered public accountants completed their review and provided authorization in previous filings. We also identified a material weakness due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed, and our disclosure controls and procedures were not effective.
To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate certain material weaknesses that occurred in connection with our Quarterly Report on Form
10-Q
for the period ended March 31, 2021, June 30, 2021 and September 30, 2021, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
for the quarter ended March 31, 2021, filed with the SEC on June 28, 2021 and June 30, 2021, filed with SEC on August 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 11, 2021, our registration statement on Form
S-4
filed with the SEC on April 23, 2021, as subsequently amended, other than as described below.
We identified material weaknesses in our internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. As described elsewhere in this Report, since the IPO date and through September 30, 2021, we identified material weaknesses in our internal control over financial reporting related to the inaccurate accounting for the value of shares to be issued to the underwriter at the closing of our Initial Public Offering as well as inaccurate accounting for certain accrued expenses and prepaid expenses and the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

BETTER THERAPEUTICS, INC. (f/k/a Mountain Crest Acquisition Corp. II)

Date: November 22, 2021	By:	/s/ Kevin Appelbaum
	Name:	Kevin Appelbaum
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Mark Heinen
	Name:	Mark Heinen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)