Form 10-Q
period 2022-03-31
Better Therapeutics, Inc.
filed 2022-05-13
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-39864

BETTER THERAPEUTICS, INC.

Delaware	85-3472546
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
548 Market St. #49404 San Francisco, CA	94101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 887-2311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BTTX	The Nasdaq Stock Market LLC

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

As of May 10, 2022, the registrant had 23,609,890 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$31,673	$40,566
Prepaid expenses	3,242	4,409
Other current assets	264	276
Total current assets	35,179	45,251

Capitalized software development costs, net	4,526	5,077
Property and equipment, net	98	82
Other long-term assets	488	548
Total Assets	$40,291	$50,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$1,523
Accrued payroll	862	1,352
Other accrued expenses	1,666	1,858
Current portion of long-term debt	304	—
Total current liabilities	3,567	4,733

Long-term debt, net of current portion and debt issuance costs	9,299	9,505
Total liabilities	12,866	14,238

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021 and 23,608,600 and 23,602,718 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	108,828	108,461
Accumulated deficit	(81,405)	(71,743)
Total Stockholders' Equity	27,425	36,720
Total Liabilities and Stockholders’ Equity	$40,291	$50,958

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except unit / share and per unit / share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$3,673	$1,378
Sales and marketing	2,044	43
General and administrative	3,628	1,566
Total operating expenses	9,345	2,987
Loss from operations	(9,345)	(2,987)
Interest expense, net	(317)	(2)
Change in fair value of SAFEs	—	(2,492)
Loss before benefit from income taxes	(9,662)	(5,481)
Benefit from income taxes	—	(151)
Net loss	$(9,662)	$(5,330)
Cumulative preferred dividends allocated to Series A Preferred Shareholders	—	(388)
Net loss attributable to common shareholders, basic and diluted	$(9,662)	$(5,718)
Net Loss per share attributable to common shareholders, basic and diluted	$(0.41)	$(0.54)
Weighted-average shares used in computing net loss per share	23,413,213	10,684,920

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net Loss	—	—	—	(9,662)	(9,662)
Exercise of common stock options	5,882	—	1	—	1
Share based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	108,828	$(81,405)	27,425

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020, as adjusted	11,146,510	$1	$24,649	$(31,408)	$(6,758)
Net Loss	—	—	—	(5,330)	(5,330)
Forfeiture of restricted stock	(444)	—	—	—	—
Share based compensation	—	—	34	—	34
Balance as of March 31, 2021, as adjusted	11,146,066	$1	$24,683	$(36,738)	$(12,054)

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,662)	$(5,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663	16
Change in fair value of SAFEs	—	2,492
Share based compensation expense	366	34
Deferred income taxes	—	(152)
Loss on write-off of property and equipment	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,239	(603)
Accounts payable	(788)	135
Accrued expenses and other liabilities	(682)	791
Net cash used in operating activities	(8,855)	(2,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39)	—
Capitalized internal-use software costs	—	(582)
Net cash used in investing activities	(39)	(582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SAFE notes	—	4,675
Proceeds from exercise of common stock options	1	—
Net cash provided by financing activities	1	4,675

Net change in cash and cash equivalents	(8,893)	1,476
Cash and cash equivalents, beginning of period	40,566	123
Cash and cash equivalents, end of period	$31,673	$1,599

Supplemental disclosures of cash flow information:
Cash paid for interest	$219	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Summary of Significant Accounting Policies

Description of Business

Better Therapeutics, Inc. (“we”, “us”, “the Company”, or “Better”), a Delaware corporation, was founded in April 2015 as Nutrition Development Group, LLC. In August 2016, we changed our name to Farewell LLC and in January 2018 we changed our name to Better Therapeutics LLC. On October 28, 2021, Mountain Crest Acquisition Corp. II, a Delaware corporation ("MCAD") merged with and into Better Therapeutics with Better Therapeutics surviving as a wholly-owned subsidiary of the Company with the new name Better Therapeutics, Inc. MCAD consummated the acquisition of all the issued and outstanding shares of the former Better Therapeutics, Inc ("Legacy BTX"). Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Better with the business combination being treated as the equivalent of Better Therapeutics issuing stock for the net assets of MCAD, accompanied by a recapitalization. The net assets of MCAD are stated at fair value with no goodwill or other intangible assets recorded. Operations prior to the merger are those of Better Therapeutics.

As a result of the Business Combination, the shares and corresponding capital amounts and loss per share related to Legacy BTX's outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio established in the Merger Agreement. For additional information on the Business Combination, refer to Note 2 of these financial statements.

Better Therapeutics has developed a platform of FDA-regulated, software-based, Prescription Digital Therapeutics ("PDTs") for treating diabetes, heart disease, and other cardiometabolic conditions. Our PDTs deliver a novel form of cognitive behavioral therapy that enables changes in neural pathways of the brain so that lasting changes in behavior become possible. Addressing the underlying causes of these diseases has the potential to dramatically improve patient health and lower healthcare costs. Our current clinical development candidates are intended to treat cardiometabolic diseases, including type 2 diabetes, hypertension, hyperlipidemia, non-alcoholic fatty liver disease ("NAFLD"), non-alcoholic steatohepatitis ("NASH") and chronic kidney disease ("CKD"). We are a remote, fully distributed company, and do not have offices.

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2021 and 2020.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. An adjustment has been made to the Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021 to reclassify $155 thousand of cost of sales into research and development expense to align with industry standards. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we do not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity

The Company is in the development stage and our activities have consisted principally of raising capital and performing research and development. Since inception we have incurred significant losses from operations. As of March 31, 2022, we had cash of $31.7 million and an accumulated deficit of $81.4 million. We incurred a net loss of $9.7 million and used $8.9 million of cash in operating activities during the three months ended March 31, 2022. The continued execution of our long-term business plan will require us to explore financing options such as issuance of equity or debt instruments. While we have historically been successful in obtaining equity financings, there can be no assurance that such additional financing, if necessary will be available, or if available, that such financings can be obtained on satisfactory terms. Under our current operating plan, we believe we have sufficient capital to fund our operations into the first quarter of 2023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Significant Risks and Uncertainties

The Company is subject to those risks common in its industry and also those risks common to early-stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products, technological obsolescence, competition, dependence on key personnel, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances. Such estimates, judgments, and assumptions include estimated costs for capitalized internal-use software, fair values of stock-based awards, valuation allowance for deferred tax assets and fair value of SAFEs. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We adopted ASC 842 on January 1, 2022. The adoption of this guidance did not have any impact on our financial statements.

2.
Business Combination

On April 6, 2021, the Company entered into a merger agreement with MCAD, a special purpose acquisition company. In connection with the merger agreement, MCAD entered into subscription agreements (the “Subscription Agreements”) dated as of April 6, 2021, with certain institutional and accredited investors, pursuant to which, among other things, MCAD agreed to issue and sell, in a private placement immediately prior to the closing of the Business Combination, an aggregate of 5.0 million shares of Common Stock for $10.00 per share (the “PIPE Shares”).

On October 28, 2021, pursuant to the terms of the merger agreement, we completed the merger with MCAD. We raised $59 million in funding upon the completion of the merger with MCAD. Under the merger Agreement, MCAD acquired all of the outstanding shares of Legacy BTX in exchange for 15.2 million shares of MCAD. In connection with the merger, MCAD was renamed Better Therapeutics, Inc.

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

In connection with the business combination, we incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $16.7 million consisting of legal, accounting, financial advisory and other professional fees.

PIPE Financing (Private Placement)

Concurrent with the execution of the Business Combination Agreement, we entered into subscription agreement with MCAD. Pursuant to the Subscription Agreements, each PIPE Investor subscribed for and purchased, and MCAD issued and sold to such investors an aggregate of 5 million shares of MCAD Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $50.0 million (the PIPE Financing).

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the business combination as of December 31, 2021(in thousands except for share and per share amounts):

Recapitalization
Cash - MCAD cash and cash held in trust	$9,485
Cash - Proceeds from PIPE Investment	50,000
Less: underwriting fees and other offering costs	(16,724)
Net proceeds from business combination	$42,761

In addition to the net proceeds disclosed above, we also assumed $43 thousand of prepaid assets and $245 thousand of accrued liabilities upon the closing of the business combination.

Summary of Shares Issued

The following table summarizes the number of shares of common stock outstanding immediately following the consummation of the business transaction:

Number of Shares
MCAD shares and rights outstanding prior to the business combination	8,152,500
Less: redemptions of MCAD shares prior to the business combination	(4,826,260)
Common stock of MCAD	3,326,240
Shares issued pursuant to the PIPE including transaction related shares	5,098,750
Business combination and PIPE financing shares	8,424,990
Conversion of Legacy BTX SAFEs to Common Stock	4,080,481
Conversion of Legacy BTX Preferred Series Seed A to Common Stock	1,010,696
Conversion of Legacy BTX Preferred Series A to Common Stock	4,737,454
Conversion of Legacy BTX Common Stock into new common stock	5,346,097
Total shares of Better Therapeutics Common Stock outstanding immediately following the business combination	23,599,718

3.
Debt

On May 9, 2020 (the “Origination Date”), the Company received $640 thousand in aggregate loan proceeds (the “PPP Loan”) from Celtic Bank Corporation (the “Lender”) pursuant to the Paycheck Protection Program established under the CARES Act (the Coronavirus Aid, Relief, and Economic Security Act) of 2020. Payments of principal and interest were deferred for the first ten months following the Origination Date, and the PPP Loan was maturing in two years after the Origination Date. Following the deferral period, the Company was required to make payments of principal and interest accrued under the PPP Loan in monthly installments of $36 thousand and taking into consideration any portion of the PPP Loan that may be forgiven prior to that time. The PPP Loan bore interest at 1%. On December 30, 2020, the Company applied for loan forgiveness under the CARES Act and received approval of loan forgiveness in May 2021. As a result, the Company recorded a gain on loan forgiveness on the statements of operations and comprehensive loss and removed the balance from long-term debt on the balance sheet in the second quarter of 2021.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital, Inc. (“Hercules”). The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023 (subject to extension to September 1, 2023 or September 1, 2024 upon the achievement of certain milestones), after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured loan and are reported as direct reduction of long-term debt on the balance sheet. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The end of term charge is being accrued as additional interest expense using the effective interest method over the term of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million dollars from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules’ approval. In October 2021, we borrowed $10.0 million under our secured term loan agreement. As of March 31, 2022 and December 31, 2021 the outstanding debt balance, net of unamortized debt issuance costs was $9.6 million and $9.5 million, respectively. The interest rate was 8.95% and there was $77 thousand of accrued interest in other accrued liabilities.

4.
SAFE Agreements

The SAFEs included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which is outside the control of the Company. Therefore, the SAFEs were classified as marked-to-market liabilities, pursuant to ASC 480, in other long-term liabilities.

The SAFEs were marked to fair value as of March 31, 2021 resulting in a change in fair value reported as a loss of $2.5 million for the three months ended March 31, 2021.

On October 28, 2021 in connection with the business combination all SAFEs were converted to common stock.

5.
Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis.

The Company’s SAFE agreements were historically recorded at fair value in our balance sheet. The fair value of the Company’s SAFE agreements was based on significant inputs not observable in the market which cause the instrument to be classified as Level 3 measurements within the fair value hierarchy. We measured financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that required the use of observable inputs and minimized the use of unobservable inputs. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the SAFE agreements were recognized within the statement of operations and comprehensive loss. The fair value of the Company’s SAFE agreements was zero as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company did not have any other financial assets or liabilities measured at fair value.

6.
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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,662)	$(5,330)
Less: Cumulative preferred dividends allocated to Series A preferred stockholders	—	(388)
Net loss attributable to common stockholders, basic and diluted	$(9,662)	$(5,718)
Weighted-average common stock outstanding	23,605,075	11,146,401
Less: weighted-average shares of common stock subject to vesting	(191,862)	(461,481)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	23,413,213	10,684,920
Loss per share attributable to common shareholders, basic and diluted	$(0.41)	$(0.54)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31
	2022	2021
SAFE agreements	—	2,213,815
Options to purchase common stock	1,717,681	227,125
	1,717,681	2,440,940

7.
Share-Based Compensation

In August 2020, we adopted the Better Therapeutics, Inc. 2020 Stock Option and Grant Plan (the “2020 Plan”) to grant equity-based incentives to officers, directors, consultants and employees. The equity-based incentives include Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards, Unrestricted Stock Awards, and Restricted Stock Units. A total of 807 thousand shares of our common stock have been reserved for issuance pursuant to the plan.

In October 2021, we adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentive to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Restricted Stock Units, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved and available for issuance under the Plan shall be cumulatively increased by five percent (5%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator (the “Annual Increase”). On January 1, 2022 the Company added 1.2 million shares to the plan for a total reserved for issuance of 4.8 million as of March 31, 2022.

In October 2021, we adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially been reserved for issuance. Additionally on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved for issuance under the ESPP shall be cumulatively increased by the lesser of (i) 560 thousand shares of Common stock, (ii) one percent (1%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of Common Stock as determined by the Administrator. On January 1, 2022 the Company added 236 thousand shares to the plan for a total reserved for issuance of 516 thousand as of March 31, 2022.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

Stock options granted generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. Options generally expire 10 years from the date of grant. Stock option activity under the Plans for the periods presented is as follows:

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,476,475	$9.35	9.4	—
Granted	247,088	$3.49
Exercised	(5,882)	0.50
Forfeited	—	—
Balance as of March 31, 2022	1,717,681	$8.53	9.28	$302

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the three months ended March 31, 2022 was $1.43 per share. As of March 31, 2022, total unrecognized compensation expense related to unvested stock options was $4.0 million which is expected to be recognized over a weighted-average period of 3.06 years.

The fair value of each option award granted to employees is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent our best estimates. These estimates involve inherent uncertainties and the application of our judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years.

The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

Three Months Ended
March 31, 2022
Expected Term (Years)	6.00
Expected Volatility	40%
Risk-free interest rate	1.67%
Dividend Yield	—

Restricted Stock

The Company issued 622 thousand shares of restricted stock under the 2020 Plan during the year ended December 31, 2020 in connection with the conversion of the profits interest units. During the three months ended March 31, 2022, 131 thousand were vested and converted into unrestricted common stock. As of March 31, 2022 there were 72 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $32 thousand is expected to be recognized on a straight-line basis over approximately the next 1.0 years for the unvested restricted stock outstanding as of March 31, 2022.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24 month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. No shares were issued during the three months ended March 31, 2022. The Company recorded $19 thousand of expense related to the ESPP in the three months ended March 31, 2022.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Research and development	$140	$13
Sales and marketing	23	-
General and administrative	203	21
Total equity-based compensation expense	$366	$34

For the three months ended March 31, 2022 and 2021, zero and $3 thousand of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

8.
Income Taxes

The effective tax rate was zero and 2.75% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differs from our statutory tax rate of 21%, primarily due to a change in valuation allowance as of March 31, 2022.

9.
Commitments and Contingencies

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

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

10.
Related Party Transactions

In the three months ended March 31, 2022 and 2021, the Company issued zero and $4.7 million in SAFEs to a significant shareholder, respectively. Upon the close of the Business Combination all SAFEs were converted to common stock.

In March 2021, Andrew Armanino, the former chief executive officer of Armanino LLP and close relative to the current chief executive officer of Armanino LLP joined the Company’s board of directors. The company used Armanino LLP for tax, valuation and outsourced accounting services. During the three months ended March 31, 2022 and 2021, the Company incurred zero and $181 thousand in fees related to these services, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
the willingness of insurance companies to reimburse the use of prescription digital therapeutics (“PDTs”);
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
•
our financial performance; and
•
other risks and uncertainties detailed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” included in our 2021 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

In response to addressing the root causes of cardiometabolic diseases, we developed a proprietary platform for the development of U.S. Food and Drug Administration ("FDA") regulated, software-based, PDTs for treating diabetes, heart disease, and other cardiometabolic conditions. Our PDTs deliver a novel form of cognitive behavioral therapy that enables changes in neural pathways of the brain so that lasting changes in behavior become possible. We screened the first patient into our potentially pivotal unblinded study of BT-001 in February 2021 and completed full enrollment in November 2021, enrolling a total of 669 patients. The study includes individuals with poorly controlled type 2 diabetes (baseline A1c 7% or above and below 11%) who will each participate for six months. Prior to the start of the study, we discussed core aspects of the design of the trial with the FDA during several formal meeting interactions. During these formal meeting interactions, we aligned with the FDA that an appropriate endpoint is a clinically meaningful change in A1c as determined by the mean change in A1c in the BT-001 group compared to the mean change in the control group. The primary endpoint was evaluated at 90 days, and it will also be evaluated as a secondary endpoint at 180 days. The study is powered to detect a 0.4% or greater change in A1c at 90 days, between BT-001 and control and a statistically significant change (p<0.05) in A1c at 180 days. The study assessed a safety endpoint (the occurrence, relatedness and severity of Adverse Events) at day 90 and will assess a safety endpoint again at day 180. We will use the data from this study to prepare a de novo classification submission to the FDA. We believe a single potentially pivotal trial of BT-001, if successful and its results viewed favorably by the FDA, will be sufficient for the FDA to grant marketing authorization of BT-001 for the treatment of diabetes. We announced primary endpoint data from our clinical trial of BT-001 in March 2022. The primary efficacy endpoint was the difference in mean change from baseline in A1c after 90 days of treatment between the two groups and showed highly statistically significant improvement in A1c between the intervention and control groups (-0.4%, p <0.001). Clinically meaningful changes (A1c reductions of 0.4% or more) occurred in 42.7% of the group receiving standard of care and BT-001 versus 25.4% in the group receiving standard of care alone (difference of 17.3%, p <0.001). The six-month trial is ongoing and is expected to be completed in the second quarter of 2022.

We believe this demonstrates that the use of BT-001 significantly improved A1c compared to standard of care alone. The unique characteristics of prescription digital therapeutics and cardiometabolic diseases ("CMDx"), may make it possible for us to launch multiple products now in development for the treatment of other CMDx over the next few years.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs and professional services including legal, audit and accounting services. Personnel-related costs consist of salaries, benefits, and stock-based compensation. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to convertible notes and long-term debt entered into in 2021.

Results of Operations

Comparisons of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Operating expenses:
Research and development	$3,673	$1,378	$2,295	167%
Sales and marketing	2,044	43	2,001	N/M
General and administrative	3,628	1,566	2,062	132%
Total operating expenses	9,345	2,987	6,358	213%
Loss from operations	(9,345)	(2,987)	(6,358)	213%
Interest expense, net	(317)	(2)	(315)	N/M
Change in fair value of SAFEs	—	(2,492)	2,492	N/M
Loss before benefit from income taxes	(9,662)	(5,481)	(4,181)	76%
Benefit from income taxes	—	(151)	151	N/M
Net loss	$(9,662)	$(5,330)	$(4,332)	81%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021, representing an increase of $2.3 million. The increase was primarily due to a $1.8 million increase in personnel costs related to advancing research in conjunction with the Company's prescription digital therapeutic, BT-001 and a $557 thousand increase in amortization of capitalized software related costs.

Sales and Marketing Expenses

Sales and marketing expenses were $2.0 million for the three months ended March 31, 2022, compared to $43 thousand for the three months ended March 31, 2021, representing an increase of $2.0 million. The increase was primarily due to an increase in personnel, marketing and consulting expenses associated with pre-launch preparations of BT-001.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2022, compared to $1.6 million for the three months ended March 31, 2021, representing an increase of $2.1 million. The overall increase in general and administrative expenses was primarily related to an increase of $814 thousand in personnel related costs and $1.1 million in business related insurance to support company growth and additional costs of being a public company.

Interest Expense, Net

Interest expense, net was $317 thousand for the three months ended March 31, 2022, compared to $2 thousand for the three months ended March 31, 2021, representing an increase of $315 thousand. The increase in interest expense, net was the result of the interest incurred on our secured term loan agreement with Hercules Capital.

Change in Fair Value of SAFEs

The expense related to the change in fair value of our SAFEs was zero for the three months ended March 31, 2022, compared to a loss of $2.5 million for the three months ended March 31, 2021. The change in expense was a result of the business combination and the conversion of SAFEs to common stock.

Liquidity and Capital Resources

We have primarily funded our operations through the sale of preferred stock, convertible notes, SAFEs and funding from the merger with Mountain Crest Acquisition Corp. II ("MCAD").

On April 6, 2021, we entered into a merger agreement with MCAD. In connection with the merger agreement, MCAD entered into Subscription Agreements with certain institutional and accredited investors, pursuant to which, among other things, MCAD agreed to issue and sell, in a private placement immediately prior to the closing of the Business Combination, an aggregate of 5.0 million PIPE Shares. On October 28, 2021, we completed the merger with MCAD. We raised $59.0 million in funding upon the completion of the merger with MCAD. Under the merger Agreement, MCAD acquired all of the outstanding shares of Legacy BTX in exchange for 15.2 million shares of MCAD.

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital. The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023 (subject to extension to September 1, 2023 or September 1, 2024 upon the achievement of certain milestones), after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured term loan and are reported as a direct reduction of long-term debt on the balance sheet. Amortization expense, included in interest expense, net on the accompanying statements of operations and comprehensive loss totaled $98 thousand and zero for the three months ended March 31, 2022 and 2021, respectively. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the secured term loan agreement.

As of March 31, 2022, we had $31.7 million in cash, and an accumulated deficit of $81.4 million. Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our lead product candidate, BT-001, and preclinical programs and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we will require additional capital resources to grow our business.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations into the first quarter of 2023. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash used in operating activities	$(8,855)	$(2,617)
Cash used in investing activities	(39)	(582)
Cash provided by financing activities	1	4,675
Net increase (decrease) in cash and cash equivalents	$(8,893)	$1,476

Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $8.9 million, which consisted of a net loss of $9.6 million, a net change of $231 thousand in our net operating assets and liabilities and $1.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net decrease in accounts payable and accrued expenses of $1.5 million, offset by a decrease in prepaid expenses and other assets of $1.2 million. The non-cash charges of $1.0 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

During the three months ended March 31, 2021, net cash used in operating activities was $2.6 million, which consisted of a net loss of $5.3 million and a net change of $323 thousand in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $926 thousand. The non-cash charges are related to change in fair value of SAFEs, shared based compensation expense, depreciation expense and deferred income taxes.

Cash Used in Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $39 thousand and was primarily related to capital expenditures.

During the three months ended March 31, 2021, cash used in investing activities was $582 thousand and was primarily related to capitalized internal-use software costs offset by capital expenditures.

Cash Provided by Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $1 thousand related to proceeds received from the exercise of common stock options.

During the three months ended March 31, 2021, cash provided by financing activities was $4.7 million consisting of net proceeds from the issuance of convertible notes and SAFEs.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of March 31, 2022.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statement of Operations and Comprehensive Loss for three months ended March 31, 2021 to reclassify $155 thousand of cost of sales into research and development expense to align with industry standards. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," disclosed in our 2021 Annual Report, except for the significant accounting policies related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2022. There was no material impact to our financial statements due to the adoption of the lease guidance.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances. Such estimates, judgments, and assumptions include estimated costs and useful life for capitalized internal-use software, fair values of stock-based awards and valuation allowance for deferred tax assets. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies involve the most significant estimates and judgements used in the preparation of our financial statements.

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

We measure financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Property and Equipment, Net

Property and equipment, net, which include computer, equipment and software are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of 3 years. Expenditures for repairs and maintenance are expensed in the period incurred.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the three months ended March 31, 2022 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

Fair Value of Common Stock — We determined the fair value of common stock based on the closing price of our common stock on the date of the grant.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on- frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item 3.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures , as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report which could materially affect the Company’s business, financial condition or future results. The risks described in our 2021 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

There have been no material changes in the risk factors set forth in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BETTER THERAPEUTICS, INC. (Registrant)

Date: May 13, 2022	By:	/s/ Kevin Appelbaum
Kevin Appelbaum
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Mark Heinen
Mark Heinen
Interim Chief Financial Officer
(Principal Financial Officer)