Form 10-Q
period 2022-06-30
Better Therapeutics, Inc.
filed 2022-08-11
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 23,743,037 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$29,685	$40,566
Prepaid expenses	2,380	4,409
Other current assets	72	276
Total current assets	32,137	45,251

Capitalized software development costs, net	4,364	5,077
Property and equipment, net	115	82
Other long-term assets	487	548
Total Assets	$37,103	$50,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,088	$1,523
Accrued payroll	2,074	1,352
Other accrued expenses	1,196	1,858
Current portion of long-term debt	1,783	—
Total current liabilities	6,141	4,733

Long-term debt, net of current portion and debt issuance costs	12,908	9,505
Total liabilities	19,049	14,238

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021 and 23,732,970 and 23,602,718 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	109,385	108,461
Accumulated deficit	(91,333)	(71,743)
Total Stockholders' Equity	18,054	36,720
Total Liabilities and Stockholders’ Equity	$37,103	$50,958

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,241	$5,038	$7,914	$6,416
Sales and marketing	1,683	564	3,727	607
General and administrative	3,675	872	7,303	2,439
Total operating expenses	9,599	6,474	18,944	9,462
Loss from operations	(9,599)	(6,474)	(18,944)	(9,462)
Interest expense, net	(329)	(1)	(646)	(2)
Change in fair value of SAFEs	—	(2,821)	—	(5,313)
Gain on loan forgiveness	—	647	—	647
Loss before provision (benefit) from income taxes	(9,928)	(8,649)	(19,590)	(14,130)
Provision (benefit) from income taxes	—	1	—	(150)
Net loss	(9,928)	(8,650)	(19,590)	(13,980)
Cumulative preferred dividends allocated to Series A Preferred Shareholders	—	(394)	—	(782)
Net loss attributable to common shareholders, basic and diluted	$(9,928)	$(9,044)	$(19,590)	$(14,762)
Net loss per share attributable to common shareholders, basic and diluted	$(0.42)	$(0.84)	$(0.83)	$(1.38)
Weighted-average shares used in computing net loss per share	23,592,995	10,730,818	23,498,978	10,707,996

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net loss	—	—	—	(9,662)	(9,662)
Issuance of common stock	5,882	—	1	—	1
Share based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	$108,828	$(81,405)	$27,425
Net Loss	—	—	—	(9,928)	(9,928)
Issuance of common stock	124,370	—	145	—	145
Share based compensation	—	—	412	—	412
Balance as of June 30, 2022	23,732,970	$2	$109,385	$(91,333)	$18,054

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020, as adjusted	11,146,510	$1	$24,649	$(31,408)	$(6,758)
Net loss	—	—	—	(5,330)	(5,330)
Forfeiture of restricted stock	(444)	—	—	—	—
Share based compensation	—	—	34	—	34
Balance as of March 31, 2021, as adjusted	11,146,066	$1	$24,683	$(36,738)	$(12,054)
Net loss	—	—	—	(8,650)	(8,650)
Forfeiture of restricted stock	(51,818)	—	—	—	-
Share based compensation	—	—	28	—	28
Balance as of June 30, 2021, as adjusted	11,094,248	$1	$24,711	$(45,388)	$(20,676)

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,590)	$(13,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,314	542
Change in fair value of SAFEs	—	5,313
Share based compensation expense	778	62
Deferred income taxes	—	(152)
Loss on write-off of property and equipment	9	—
Gain on loan forgiveness	—	(647)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,294	(1,308)
Accounts payable	(435)	890
Accrued expenses and other liabilities	60	1,181
Net cash used in operating activities	(15,570)	(8,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(69)	—
Capitalized internal-use software costs	(388)	(581)
Net cash used in investing activities	(457)	(581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SAFE notes	—	10,675
Proceeds from exercise of common stock options	21	—
Proceeds from the issuance of shares under the employee stock purchase plan	125	—
Proceeds from the issuance of long-term debt	5,000	—
Net cash provided by financing activities	5,146	10,675

Net change in cash and cash equivalents	(10,881)	1,995
Cash and cash equivalents, beginning of period	40,566	123
Cash and cash equivalents, end of period	$29,685	$2,118

Supplemental disclosures of cash flow information:
Cash paid for interest	$462	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Better Therapeutics, Inc. (“we”, “us”, “the Company”, or “Better”), a Delaware corporation, is a prescription digital therapeutics company developing nutritional cognitive behavioral therapy ("nCBT") to address the root causes of cardiometabolic diseases. We are developing a platform of FDA-regulated, software-based, prescription digital therapeutics ("PDTs") for treating diabetes, heart disease, and other cardiometabolic conditions that share lifestyle behaviors as common root causes. Our PDTs deliver a novel form of cognitive behavioral therapy that enables changes in neural pathways of the brain so that lasting changes in behavior become possible. Addressing the underlying causes of these diseases has the potential to dramatically improve patient health and lower healthcare costs. Our clinical development candidates are intended to treat cardiometabolic diseases, including type 2 diabetes ("T2D"), hypertension, hyperlipidemia, non-alcoholic fatty liver disease ("NAFLD"), non-alcoholic steatohepatitis ("NASH") and chronic kidney disease ("CKD"). Our lead product candidate for the treatment of patients with T2D, BT-001, completed a first-in-class randomized, controlled clinical trial of a prescription digital therapeutic for the treatment of in July 2022. The trial met both its primary and secondary endpoints showing statistically significant and clinically meaningful, durable decreases in blood sugar, when compared to a control group receiving standard of care. In addition, exploratory data revealed a host of cardiometabolic improvements as well as lower medication utilization compared to the control group.

On October 28, 2021, Mountain Crest Acquisition Corp. II, a Delaware corporation ("MCAD") merged with and into former Better Therapeutics, Inc. ("Legacy BTX") with Legacy BTX surviving as a wholly-owned subsidiary of the acquiring company with the new name Better Therapeutics, Inc. MCAD consummated the acquisition of all the issued and outstanding shares of Legacy BTX. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Better with the business combination being treated as the equivalent of Legacy BTX issuing stock for the net assets of MCAD, accompanied by a recapitalization. The net assets of MCAD are stated at fair value with no goodwill or other intangible assets recorded. Operations prior to the merger are those of Legacy BTX.

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

We are a remote, "fully distributed" company, and do not have offices.

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2021 and 2020.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. An adjustment has been made to the Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 to reclassify $142 and $297 thousand of cost of sales into research and development expense to align with industry standards, respectively. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Liquidity and Capital Resources

The Company is in the development stage and our activities have consisted principally of raising capital and performing research and development. Since inception we have incurred significant losses from operations. As of June 30, 2022, we had cash of $29.7 million and an accumulated deficit of $91.3 million. We incurred a net loss of $19.6 million and used $15.6 million of cash in operating activities during the six months ended June 30, 2022. Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our lead product candidate, BT-001, preclinical programs and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

At this time, there remains uncertainty relating to the ongoing COVID-19 pandemic and the impact of related responses. Any impact of COVID-19 on our business, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stock is presented in conformity with the two-class method required for participating securities. Under the two-class method, the net loss attributable to common stock is not allocated to the preferred stock as the holders of our convertible preferred stock did not have a contractual obligation to share in our losses. Under the two-class method, net loss is attributed to common stock and participating securities based on their participation rights. Basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Cumulative dividends attributable to participating securities are subtracted from net loss in determining net loss attributable to common stockholders. As we have reported net losses for all periods presented, all potentially dilutive securities are anti-dilutive and, accordingly, basic net loss per share equals diluted net loss per share.

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

Note 2. Business Combination

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

We accounted for the business combination as a reverse recapitalization, which is the equivalent of Legacy BTX issuing stock for the net assets of MCAD, accompanied by a recapitalization, with MCAD treated as the acquired company for accounting purposes. The determination of MCAD as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the business combination, Legacy BTX has a majority of the voting power of the combined company, Legacy BTX will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy BTXs' senior management will comprise all of the senior management of the combined company. The net assets of MCAD were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the business combination are those of Legacy BTX. The shares and corresponding capital amounts and loss per share related to Legacy BTXs' outstanding redeemable convertible preferred stock, redeemable convertible common stock and common stock prior to the business combination have been retroactively restated to reflect the exchange ratio established in the business combination of .9475.

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

We received $9,485 million of MCAD cash and cash held in trust for net proceeds of $42,761. In addition, we also assumed $43 thousand of prepaid assets and $245 thousand of accrued liabilities upon the closing of the business combination.

Note 3. Debt

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital, Inc. (“Hercules Capital”). The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023 (subject to extension to September 1, 2023 or September 1, 2024 upon the achievement of certain milestones), after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured loan and are reported as direct reduction of long-term debt on the balance sheet. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The end of term charge is being accrued as additional interest expense using the effective interest method over the term of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million dollars from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under our secured term loan agreement. In May 2022, we borrowed $5.0 million under our secured term loan agreement. As of June 30, 2022 and December 31, 2021 the outstanding debt balance, net of unamortized debt issuance costs was $14.7 million and $9.5 million, respectively. As of June 30, 2022 the interest rate was 10.45% and there was $127 thousand of accrued interest in other accrued liabilities.

Note 4. SAFE Agreements

Beginning in 2020, the Company issued Simple Agreements for Future Equity ("SAFEs") to fund its operations. The SAFEs included a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which is outside the control of the Company. Therefore, the SAFEs were classified as marked-to-market liabilities, pursuant to ASC 480, in other long-term liabilities.

The SAFEs were marked to fair value as of June 30, 2021 resulting in a change in fair value reported as a loss of $2.8 million and $5.3 million for the three and six months ended June 30, 2021.

On October 28, 2021 in connection with the business combination all SAFEs were converted to common stock.

Note 5. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis.

The Company’s SAFE agreements were historically recorded at fair value in our balance sheet. The fair value of the Company’s SAFE agreements was based on significant inputs not observable in the market which cause the instrument to be classified as Level 3 measurements within the fair value hierarchy. We measured financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that required the use of observable inputs and minimized the use of unobservable inputs. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the SAFE agreements were recognized within the statement of operations and comprehensive loss. The fair value of the Company’s SAFE agreements was zero as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company did not have any other financial assets or liabilities measured at fair value.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Net Loss Per Share Attributable to Common Stockholders

Series Seed Preferred Stock, Series A Preferred Stock, and common stock are participating securities in the calculation of loss per share as they participate in undistributed earnings on an as-if-converted basis. Basic and diluted earnings per share was the same for each period presented as the inclusion of all potential common stock outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,928)	$(8,650)	$(19,590)	$(13,980)
Less: Cumulative preferred dividends allocated to Series A preferred stockholders	—	(394)	—	(782)
Net loss attributable to common stockholders, basic and diluted	$(9,928)	$(9,044)	$(19,590)	$(14,762)
Weighted-average common stock outstanding	23,655,680	11,109,052	23,630,523	11,102,081
Less: weighted-average shares of common stock subject to vesting	(62,685)	(378,235)	(131,545)	(394,086)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	23,592,995	10,730,818	23,498,978	10,707,996
Loss per share attributable to common shareholders, basic and diluted	$(0.42)	$(0.84)	$(0.83)	$(1.38)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
SAFE agreements	—	3,013,815
Options to purchase common stock	2,718,290	227,125
	2,718,290	3,240,940

Note 7. Share-Based Compensation

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

In October 2021, we adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentive to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Restricted Stock Units, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved and available for issuance under the Plan shall be cumulatively increased by five percent (5%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator (the “Annual Increase”). On January 1, 2022 the Company added 1.2 million shares to the plan for a total reserved for issuance of 4.8 million shares.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In October 2021, we adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially been reserved for issuance. Additionally on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved for issuance under the ESPP shall be cumulatively increased by the lesser of (i) 560 thousand shares of Common stock, (ii) one percent (1%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of Common Stock as determined by the Administrator. On January 1, 2022 the Company added 236 thousand shares to the plan for a total reserved for issuance of 516 thousand shares.

Stock Options

Stock options granted generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. Options generally expire 10 years from the date of grant. Stock option activity under the Plans for the periods presented is as follows:

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,476,475	$9.35	9.4	—
Granted	1,515,413	2.20
Exercised	(49,231)	0.50
Forfeited	(224,367)	4.21
Balance as of June 30, 2022	2,718,290	$5.94	9.4	$124

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the six months ended June 30, 2022, was $2.43 per share. As of June 30, 2022, total unrecognized compensation expense related to unvested stock options was $4.4 million which is expected to be recognized over a weighted-average period of 3.07 years.

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

The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

Six Months Ended
June 30, 2022
Expected Term (Years)	6.03
Expected Volatility	40%
Risk-free interest rate	2.43%
Dividend Yield	—

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

During the six months ended June 30, 2022, 147 thousand were vested and converted into unrestricted common stock. As of June 30, 2022 there were 55 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $24 thousand is expected to be recognized on a straight-line basis over approximately the next 1.0 years for the unvested restricted stock outstanding as of June 30, 2022.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24 month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. During the three months ended June 30, 2022 the Company issued 81 thousand shares in connection with the ESPP. The Company recorded $61 thousand of expense related to the ESPP in the six months ended June 30, 2022.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Research and development	$316	$28
Sales and marketing	31	-
General and administrative	420	34
Total equity-based compensation expense	$767	$62

For the six months ended June 30, 2022 and 2021, $11 thousand and $3 thousand of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

Note 8. Income Taxes

The effective tax rate was zero and 1.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from our statutory tax rate of 21%, primarily due to a change in valuation allowance as of June 30, 2022.

Note 9. Commitments and Contingencies

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Related Party Transactions

In the six months ended June 30, 2022 and 2021, the Company issued zero and $4.7 million in SAFEs to a significant shareholder, respectively. Upon the close of the Business Combination all SAFEs were converted to common stock.

In March 2021, Andrew Armanino, the former chief executive officer of Armanino LLP and close relative to the current chief executive officer of Armanino LLP joined the Company’s board of directors. The company used Armanino LLP for tax, valuation and outsourced accounting services. During the six months ended June 30, 2022 and 2021, the Company incurred zero and $198 thousand in fees related to these services, respectively.

Note 11. Subsequent Events

Effective July 5, 2022 Frank Karbe was named Chief Executive Officer of the Company. Mr. Karbe was granted options to purchase 1,652,700 shares of the Company's common stock with various time, performance, and market conditions.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements about:

•
our ability to obtain funding for our operations;
•
our ability to successfully commercialize and market BT-001 and our other product candidates, if approved, and the timing of any commercialization and marketing efforts;
•
the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and trials;
•
the rate and degree of market acceptance of BT-001 and our other product candidates by physicians, patients, third-party payors and others in the medical community;
•
the willingness of insurance companies to reimburse the use of prescription digital therapeutics (“PDTs”);
•
the potential benefits of our product candidates;
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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•
regulatory developments in the United States and foreign countries;
•
our financial performance; and
•
other risks and uncertainties including those discussed in Part II, Item 1A - Risk Factors in this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs of the Company and its management concerning future developments and their potential effects on us, and are inherently subject to uncertainties and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II, Item 1A - Risk Factors in the Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-looking statements contained in this Quarterly Report speak only as of the date of such statement. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Better Therapeutics, Inc. (“we”, “us”, “the Company”, or “Better”) is a prescription digital therapeutics company developing nutritional cognitive behavioral therapy ("nCBT") to address the root causes of cardiometabolic diseases. Our mission is to address unmet needs for treatment of cardiometabolic diseases such as diabetes, liver disease and heart disease, which share lifestyle behaviors as common root causes. The U.S. spends approximately $4.0 trillion per year on healthcare, and approximately 90% of that spending is for the treatment of chronic diseases. Most chronic cardiometabolic diseases are caused predominantly by behaviors relating to diet, physical activity, and other lifestyle factors, yet current treatments are focused on reducing the effects of those diseases rather than addressing the root causes.

In response to addressing the root causes of cardiometabolic diseases, we are building a proprietary platform for the development of U.S. Food and Drug Administration ("FDA") regulated, software-based, prescription digital therapeutics ("PDTs"). Our investigational PDTs are designed to deliver a novel form of nCBT to enable changes in neural pathways of the brain so that lasting changes in behavior can become possible. Our lead prescription digital therapeutic product candidate for the treatment of patients with type 2 diabetes ("T2D"), BT-001, completed a first-in-class open label, randomized, controlled, parallel group clinical trial for the treatment of T2D in July 2022 and successfully met its primary and secondary endpoints as well as exploratory endpoints.

The clinical trial for BT-001 included a diverse, nationally representative population of 668 patients with T2D and a mean baseline A1c of 8.1%. Participants in the trial had long standing (mean 11 years), poorly controlled T2D, high cardiovascular risk, multiple comorbidities, multiple blood sugar lowering medications, representing a difficult to treat patient population. Prior to the start of the study, we discussed core aspects of the design of the trial with the FDA during several formal meeting interactions. During these formal meeting interactions, we aligned with the FDA that an appropriate endpoint is a clinically meaningful change in A1c as determined by the mean change in A1c in the BT-001 group compared to the mean change in the control group. Following these discussions, we determined that participants would be randomized to receive standard of care with or without BT-001and that the primary and secondary efficacy endpoints would be the difference in mean change from baseline in A1c at 90 and 180 days. The study was powered to detect a 0.4% or greater change in A1c at 90 days, between BT-001 and control and a statistically significant change (p<0.05) in A1c at 180 days. The study also assessed a safety endpoint (the occurrence, relatedness and severity of Adverse Events) at day 90 and 180.

Our clinical trial of BT-001 achieved statistically significant and clinically meaningful changes in both the primary and secondary endpoints. The primary efficacy endpoint was the difference in mean change from baseline in A1c after 90 days of treatment between the two groups and showed highly statistically significant improvement in A1c between the intervention and control groups (-0.4%, p <0.001). The secondary efficacy endpoint was the difference in mean change from baseline in A1c after 180 days of treatment between the two groups and showed statistically significant improvement in A1c between the intervention and control groups (-0.3%, p <0.01). The difference in A1c levels after 180 days of treatment between BT-001 treated patients and Standard of Care control group patients remained statistically significant even as more SOC patients increased blood sugar lowering medications. BT-001 also demonstrated sustained and improved A1c levels at 180 days with absolute A1c reduction improving from 0.3% at 90 days to 0.4% at 180 days, while half of the BT-001 patients achieved clinically meaningful improvements, with a mean A1c reduction of 1.3%. The improved A1c reduction from 90 days to 180 days suggests that BT-001 was durable. The clinical trial also provided evidence that beyond reductions in A1c: (1) there was a clear dose-response between greater engagement in nCBT and greater reductions in A1c, supporting nCBT as a mechanism of action, (2) measures of patient engagement, adherence, persistence, and satisfaction were all positive, (3) no meaningful differences in safety events were observed between groups and (4) exploratory endpoint data revealed a additional cardiometabolic improvements as well as lower medication utilization compared to the control group, supporting the potential for BT-001 to improve overall health of patients with T2D and potentially reduce the usage of increasingly costly T2D medication associated with the progression of the disease.

We will use the data from this study to submit a de novo classification request to the FDA in Q3 2022, seeking marketing authorization of BT-001 for the treatment of patients with T2D. We believe the successful clinical trial of BT-001, if viewed favorably by the FDA, will be sufficient for the FDA to grant marketing authorization of BT-001 for the treatment of T2D. We will also use the data from this study to inform the initiation of pivotal trials for the treatment of hypertension and hyperlipidemia.

We initiated a first-ever clinical study evaluating the feasibility of nCBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. The study is being conducted in collaboration with Arizona Liver Health, a leading liver clinical research center. This single arm interventional cohort study is expected to enroll approximately 20 patients for a treatment period of 90 days. The primary endpoint is the mean change in percent liver fat, as measured by Magnetic Resonance Imaging Proton Density Fat Fraction (MRI-PDFF). The study is expected to be completed in the fourth quarter of 2022. NAFLD/NASH affects over 64 million adults in the U.S., resulting in over $100 billion in direct healthcare costs annually. There are currently no FDA approved therapeutics for treating NASH/NAFLD.

We initiated a real world evidence study to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of BT-001 for the treatment of T2D with Catalyst Heath Network, Mass General Brigham, Colorado Prevention Center Clinical Research, and Durham Veterans Administration Medical Center. The randomized, controlled, multi-site study is expected to enroll approximately 1,000 patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in 2023, once a sufficient number of patients has completed an incremental 90 days of treatment. The study is expected to generate evidence supporting payer coverage and reimbursement.

The unique characteristics of prescription digital therapeutics and cardiometabolic diseases ("CMDx") may make it possible for us to launch multiple products now in development for the treatment of other CMDx over the next few years.

We are building a fully integrated PDTs company focused on treating the root causes of cardiometabolic diseases. Our therapeutics are being developed to fill a known gap in the treatment of cardiometabolic diseases and integrate within the existing healthcare system. We expect primary care providers to prescribe our therapeutics and insurers to reimburse them, if authorized for marketing by the FDA, much like they would a drug, and for the patient to remain in the care of their provider while using them.

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

Components of Results of Operations

Revenue

We expect that our primary sources of revenue will be through reimbursement coverage for our treatments by commercial insurers, Medicare, and Medicaid in the U.S. and our near-term plan is to obtain broad reimbursement coverage for our first PDT for treating T2D, BT-001, if authorized for marketing by the FDA. We expect to be successful in obtaining a broad reimbursement coverage through demonstrating and generating a comprehensive set of evidence to substantiate the value of BT-001 based on its impact on clinical outcomes, total cost of care, and durability of effect. Obtaining a broad reimbursement coverage and timing of obtaining such coverage for BT-001, if authorized for marketing by the FDA, and our other product candidates is highly uncertain. As a result, the timing and the amount of revenue we expect to recognize from monetizing our product candidates may vary based on various factors.

We also may explore opportunities to partner with pharmaceutical companies marketing traditional drug therapies for cardiometabolic diseases that may benefit from an increase in efficacy and durability when combined with our prescription digital therapeutic.

Operating Expenses

We classify operating expenses into three main categories: (i) research and development, (ii) sales and marketing and (iii) general and administrative.

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

We capitalize our research and development internal use software costs related to our digital therapeutic platform incurred during the application development stage and separately present these costs on the balance sheet as capitalized software development costs. Research and development costs incurred during the preliminary planning and evaluation stage of the project were expensed as incurred. To date, the majority of these expenses have been incurred to advance our lead product candidate, BT-001.

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

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to long-term debt entered into in 2021.

Results of Operations

Comparisons of the three and six months ended June 30, 2022 and 2021.

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Operating expenses:
Research and development	$4,241	$5,038	$(797)	(16)%	$7,914	$6,416	$1,498	23%
Sales and marketing	1,683	564	1,119	198%	3,727	607	3,120	N/M
General and administrative	3,675	872	2,803	321%	7,303	2,439	4,864	199%
Total operating expenses	9,599	6,474	3,125	48%	18,944	9,462	9,482	100%
Loss from operations	(9,599)	(6,474)	(3,125)	48%	(18,944)	(9,462)	(9,482)	100%
Interest expense, net	(329)	(1)	(328)	N/M	(646)	(2)	(644)	N/M
Change in fair value of SAFEs	—	(2,821)	2,821	N/M	—	(5,313)	5,313	N/M
Gain on loan forgiveness	—	647	(647)	N/M	—	647	(647)	N/M
Loss before provision (benefit) from income taxes	(9,928)	(8,649)	(1,279)	15%	(19,590)	(14,130)	(5,460)	39%
Provision (benefit) from income taxes	—	1	(1)	N/M	—	(150)	150	N/M
Net loss	$(9,928)	$(8,650)	$(1,278)	15%	$(19,590)	$(13,980)	$(5,610)	40%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $4.2 million for the three months ended June 30, 2022, compared to $5.0 million for the three months ended June 30, 2021. The decrease was primarily due to a $2.0 million decrease in clinical trial related costs as we are winding down the trial related to BT-001, offset by a $1.2 million increase in personnel and consulting costs related preparing the de novo submission for BT-001 and expanding our clinical research and software development capabilities.

Research and development expenses were $7.9 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021. The increase was primarily due to a $3.3 million increase in personnel and consulting costs related to preparing the de novo submission for BT-001 and expanding our clinical research and software development capabilities. This was offset by a $2.3 million decrease in clinical trial related costs as we are winding down the pivotal trial related to BT-001.

Sales and Marketing Expenses

Sales and marketing expenses were $1.7 million for the three months ended June 30, 2022, compared to $564 thousand for the three months ended June 30, 2021. The increase was primarily due to an increase in personnel, marketing and consulting expenses associated with commercial readiness activities to support he potential launch of BT-001.

Sales and marketing expenses were $3.7 million for the six months ended June 30, 2022, compared to $607 thousand for the six months ended June 30, 2021. The increase was primarily due to an increase in personnel, marketing and consulting expenses associated with commercial readiness activities to support the potential launch of BT-001.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2022, compared to $872 thousand for the three months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $1.0 million in personnel related costs and $1.1 million in business insurance related to the cost of being a public company.

General and administrative expenses were $7.3 million for the six months ended June 30, 2022, compared to $2.4 million for the six months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $2.1 million in personnel related costs and $2.3 million in business insurance related to the cost of being a public company.

Interest Expense, Net

Interest expense, net was $329 thousand for the three months ended June 30, 2022 compared to $1 thousand for the three months ended June 30, 2021. The increase in interest expense, net was the result of the interest incurred on our secured term loan agreement with Hercules Capital.

Interest expense, net was $646 thousand for the six months ended June 30, 2022 compared to $2 thousand for the six months ended June 30, 2021. The increase in interest expense, net was the result of the interest incurred on our secured term loan agreement with Hercules Capital, Inc. ("Hercules Capital").

Change in Fair Value of SAFEs

The expense related to the change in fair value of our SAFEs was zero for the three and six months ended June 30, 2022, compared to a loss of $2.8 million and $5.3 million for the three and six months ended June 30, 2021, respectively. The change was a result of the business combination and the conversion of SAFEs to common stock.

Gain on Loan Forgiveness

On May 9, 2020 (the “Origination Date”), the Company received $640 thousand in aggregate loan proceeds (the “PPP Loan”) from Celtic Bank Corporation (the “Lender”) pursuant to the Paycheck Protection Program established under the CARES Act (the Coronavirus Aid, Relief, and Economic Security Act) of 2020. In May 2021, the Company received approval of loan forgiveness and recorded a gain on loan forgiveness of $647 thousand.

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

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital. The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023 (subject to extension to September 1, 2023 or September 1, 2024 upon the achievement of certain milestones), after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured term loan and are reported as a direct reduction of long-term debt on the balance sheet. Amortization expense, included in interest expense, net on the accompanying statements of operations and comprehensive loss totaled $186 thousand and zero for the six months ended June 30, 2022 and 2021, respectively. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the secured term loan agreement. In May 2022, we borrowed $5.0 million under the term loan agreement.

As of June 30, 2022, we had $29.7 million in cash, and an accumulated deficit of $91.3 million. Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our lead product candidate, BT-001, and preclinical programs and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(15,570)	$(8,099)
Cash used in investing activities	(457)	(581)
Cash provided by financing activities	5,146	10,675
Net increase (decrease) in cash and cash equivalents	$(10,881)	$1,995

Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $15.6 million, which consisted of a net loss of $19.6 million, a net change of $1.9 million in our net operating assets and liabilities and $2.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net increase in accounts payable and accrued expenses of $375 thousand, offset by a decrease in prepaid expenses and other assets of $2.3 million. The non-cash charges of $2.1 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

During the six months ended June 30, 2021, net cash used in operating activities was $8.1 million, which consisted of a net loss of $14.0 million and a net change of $763 thousand in our net operating assets and liabilities and $5.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net increase in accounts payable and accrued expenses of $2.1 million, offset by an increase in prepaid expenses and other assets of $1.3 million. The non-cash charges of $5.1 million consisted of the change in fair value of SAFEs, depreciation and amortization expense, share-based compensation expense, deferred income taxes and gain on loan forgiveness.

Cash Used in Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $457 thousand and was primarily related to capitalized internal-use software cost and capital expenditures.

During the six months ended June 30, 2021, cash used in investing activities was $581 thousand and was primarily related to capitalized internal-use software costs.

Cash Provided by Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $5.1 million related to proceeds received from the issuance of long-term debt, the issuance of shares under the employee stock purchase plan and the exercise of common stock options.

During the six months ended June 30, 2021, cash provided by financing activities was $10.7 million consisting of net proceeds from the issuance of SAFEs.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of June 30, 2022.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statement of Operations and Comprehensive Loss for three and six months ended June 30, 2021 to reclassify $142 thousand and $297 thousand of cost of sales into research and development expense to align with industry standards, respectively. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the six months ended June 30, 2022 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures , as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to numerous material and other risks. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2021 Annual Report together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. If any of the risks described below actually occur, our business, prospects, operating results and financial condition could suffer materially. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Summary of Risk Factors

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
•
Our business is highly dependent on the success of our lead product candidate, BT-001. If we are unable to successfully complete clinical development, obtain regulatory marketing authorization for or commercialize BT-001, or if we experience delays in doing so, our business will be materially harmed.
•
The failure of our products, if authorized for marketing, to achieve and maintain market acceptance would cause our business, financial condition and results of operation to be materially and adversely affected.
•
Competitive products may reduce or eliminate the commercial opportunity for our product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.
•
If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates, if authorized for marketing.
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

Risks Related to Discovery and Development

•
Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA de novo classification or clearance to market and sell our BT-001 digital therapeutic, or other product candidates, or if such classification or clearance is delayed, our business will be materially harmed.

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

Risks Related to Healthcare Laws and Regulations

•
The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

Risk Related to our Legal and Regulatory Environment

•
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
•
Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Risk Related to Our Common Stock

•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•
The price of our common stock may be volatile.

Risk Related to Our Business

We are a clinical-stage digital therapeutics company with a limited operating history and have incurred significant financial losses since our inception. We anticipate that we will continue to incur significant financial losses for the foreseeable future.

We are a clinical-stage digital therapeutics company with a limited operating history. We were formed in April 2015 and our operations to date have been limited. We have not yet demonstrated an ability to generate revenues, obtain regulatory marketing authorizations, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

We have no products authorized for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue until sometime in 2023 upon commercialization. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development, pre-commercialization activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $10.0 million and $19.6 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $91.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory authorizations for, our product candidates.

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
•
seek regulatory authorizations for any product candidates that successfully complete clinical trials; and
•
continue to undertake pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory authorization.

Digital therapeutic product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy, gain regulatory marketing authorization, secure market access and reimbursement and become commercially viable and therefore any investment in our company is highly speculative. Additionally, our expenses could increase beyond our expectations if we are required by the FDA, or other regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate arrangements for or in completing our clinical trials or the development of any of our product candidates.

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

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory authorization for, and successfully commercialize the product candidates we are developing or may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory authorization for these product candidates, developing, marketing and selling those products for which we may obtain regulatory authorization, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payers. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including the program for our leading product candidate BT-001, and for pre-commercialization activities for BT-001. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials for our product candidates. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing authorization for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we may need substantial additional funding to complete the development and commercialization of our product candidates.

Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorizations for our product candidates and any other additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
the costs of commercialization activities for our product candidate, if authorized, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
•
subject to receipt of regulatory authorization, revenue, if any, received from commercial sales of our product candidates;
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

We believe that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of our clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of the ongoing COVID-19 pandemic or increasing global economic instability;
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts, including as a result of the ongoing COVID-19 pandemic;
•
our ability to obtain marketing authorization for our product candidates and the timing and scope of any such authorizations we may receive;
•
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•
our ability to attract, hire and retain qualified personnel;
•
expenditures that we will or may incur to develop additional product candidates;
•
the level of demand for our product candidates should they receive marketing authorization, which may vary significantly;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if authorized for marketing, and existing and potential future therapeutics that compete with our product candidates;

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

Our business is highly dependent on the success of our lead product candidate, BT-001. If we are unable to successfully complete clinical development, obtain regulatory marketing authorization for or commercialize BT-001, or if we experience delays in doing so, our business will be materially harmed.

To date, we as an organization have not completed any clinical trials or development of any product candidates. Our future success and ability to generate revenue from our lead product candidates, is dependent on our ability to successfully develop, obtain regulatory marketing authorization for and commercialize BT-001. We completed our potentially pivotal clinical trial for BT-001 in July 2022 and announced primary endpoint data in March 2022 with secondary endpoint data in July 2022. If BT-001 encounters safety or efficacy problems, development delays or regulatory issues or other problems, the development plans for our other product candidates and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates if BT-001 experiences any issues that delay or prevent regulatory authorization of, or our ability to commercialize, BT-001, including:

•
our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that BT-001 is safe and effective;
•
insufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•
negative or inconclusive results or differing interpretations with regulatory authorities from our clinical trials, preclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;
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

The failure of our products, if authorized for marketing, to achieve and maintain market acceptance would cause our business, financial condition and results of operation to be materially and adversely affected.

Our current business strategy is highly dependent on our products potentially achieving FDA authorization for commercial distribution and maintaining market acceptance. Market acceptance and adoption of our products depends on educating people with cardiometabolic conditions, as well as payers, health plans and government entities, as to the distinct features, clinical impact, cost savings, and other benefits of our products. If we are not successful in demonstrating to physicians who treat potential patients the benefits of our products, if authorized for marketing, or if we are not able to achieve the support of insurance carriers for our products, our business, financial condition and results of operation would be materially and adversely affected.

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

Competitive products may reduce or eliminate the commercial opportunity for our product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals or marketing authorizations and reimbursement and marketing commercialized products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory marketing authorization for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates, including BT-001, is authorized for marketing, it could compete with a range of therapeutic treatments that are in development.

If we obtain marketing authorization for any of our product candidates, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory marketing authorizations for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any product we may develop. Competitive products may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future authorizations or clearances we may seek or sales of any of our product candidates that receive regulatory marketing authorization or clearance. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory authorizations or clearances, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payers, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory marketing authorization but cannot compete effectively in the marketplace.

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

If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates, if authorized for marketing.

We are currently commencing pre-commercialization activities but have not completed the build-out of our marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, to commercialize our product candidates, if authorized for marketing. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates, if authorized for marketing.

Factors that may inhibit our efforts to commercialize our product candidates, if authorized for marketing, include:

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products, if authorized for marketing;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our future product revenue may be lower than if we directly marketed or sold our product candidates, if authorized for marketing. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any products authorized for marketing, our future product revenue will suffer and we may incur significant additional losses.

If we are unable to achieve widespread acceptance of our products, if authorized for marketing, our revenue growth could be slower than we expect, and our business may be adversely affected.

We expect to generate revenue from physicians prescription of our products, if authorized for marketing, for patients. As a result, widespread acceptance, prescription and use of our products, if authorized for marketing, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for any of our marketed products could be negatively affected and our revenue may grow more slowly than we expect and our business may be adversely affected. Demand for any products we market is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn may cause extreme volatility and disruptions in the capital and credit markets and could result in a variety of risks to our business and our ability to raise additional capital when needed on acceptable terms, if at all. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns.

Geopolitical developments, or the perception that any of them could occur, may lead to worldwide economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations.

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries against Russia since February 2022 include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our Loan Agreement with Hercules Capital contains restrictions that limit our flexibility in operating our business.

In August 2021, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital as agent and lender. The Loan Agreement provides for an up to $50.0 million senior secured term loan facility (the “Term Loan Facility”). The Loan Agreement is secured by a lien on substantially all of our assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Loan Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, limit our ability to, without Hercules Capital’s prior written consent, effect any of the following, among other things:

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

Risks Related to Discovery and Development

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA de novo classification or clearance to market and sell our BT-001 digital therapeutic, or other product candidates, or if such classification or clearance is delayed, our business will be materially harmed.

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

Obtaining de novo classification and clearance from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. In addition, if granted marketing authorization, we may be required to obtain additional FDA marketing authorizations or clearances prior to marketing certain modifications to our devices, and the FDA may revoke the marketing authorization or clearance or impose other restrictions if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary regulatory authorizations and clearances to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if authorized or cleared for marketing, our BT-001 digital therapeutic may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability.

We are substantially dependent on the FDA’s de novo classification of our BT-001 digital therapeutic, as well as market acceptance in the United States of BT-001, and our failure to receive FDA de novo classification of our BT- 001 digital therapeutic or the failure to gain such market acceptance for it would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development of our BT-001 digital therapeutic application that we believe, if granted de novo classification, will serve as the basis for future marketing clearances for additional uses in other indications. We have not yet received de novo classification from the FDA to market and sell our BT-001 digital therapeutic in the United States. However, we have begun incurring costs, including costs to build our commercial team and sales force, in anticipation of potential FDA de novo classification being granted. If we are unable to obtain the necessary grant from the FDA to market and sell our BT-001 digital therapeutic in the United States and then to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for our BT-001, if authorized. Further, because we have incurred costs prospectively in advance of FDA de novo classification, we would be unable to recoup these costs if the BT-001 is not granted marketing authorization by the FDA or if it is granted de novo classification but fails to obtain market acceptance. We have other digital therapeutic candidates in development that depend on marketing clearance to be obtained under FDA’s 510(k) clearance pathway, enabled by the de novo classification of our first BT- 001 product candidate; thus, if we are unsuccessful in obtaining de novo classification of our initial BT-001 digital therapeutic, we would need to seek de novo classification for the next BT-001 digital therapeutic indication we seek to market. Unexpected or serious complications or other unforeseen negative effects related to the development or market acceptance of any BT-001 digital therapeutic we seek to market could materially and adversely affect our business.

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

We recently completed a potentially pivotal clinical trial and plan to seek de novo classification for our BT-001 digital therapeutic application for the treatment of T2D. The virtual aspects of the trial design included recruitment of participants using email and social media and conducting the study using telemedicine visits. In order to obtain de novo classification, we must submit clinical data demonstrating the safety and effectiveness of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. For example, we announced results from our potentially pivotal clinical trial of BT-001 in July 2022, but the FDA will ultimately determine whether these results, together with earlier clinical data, provide adequate support to grant our de novo classification request. We may incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, IRBs, or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. In addition, successful results of earlier pilot studies are not necessarily indicative of future clinical trial results, and predecessor pilot study or clinical trial results may not be replicated in subsequent clinical trials.

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

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include: the submission to the FDA of a meeting request to discuss product development pathways or submission of an IDE, if applicable, to commence clinical trials of our product candidates; the enrollment of patients in clinical trials; the release of data from clinical trials; the obtainment of the right to affix the CE mark in the European Union. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Clinical trials are necessary to support de novo classification requests and certain 510(k) premarket notifications and may be necessary to support subsequent 510(k) submissions for modified versions of any digital therapeutic devices for which we obtain marketing authorization. This requires the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in our potentially pivotal trials or post-market studies could also result in restrictions on or withdrawal of marketing clearances we obtain. We will likely need to conduct additional clinical studies in the future for the authorization of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these trials may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

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

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the ability of patients to continue to receive medical care, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved or authorized for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, make our data more difficult to interpret, affect the powering of our trial, or result in the failure of the clinical trial.

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

If the interim, topline, or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

For our lead product candidate, BT-001, if authorized for marketing, we intend to focus our sales, marketing and training efforts primarily on primary care physicians. However, physicians from other disciplines, such as endocrinologists, as well as other medical professionals, such as nurse practitioners and physician assistants, are often the initial point of contact for patients with diabetes management needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption. If additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutic for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

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

It is important to our business strategy that we continue to enhance our BT-001 digital therapeutic with additional functionalities and, in the future, additional indications, as well as develop, seek authorization or clearance for and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements will depend on several factors, including our ability to:

•
properly identify and anticipate physician and patient needs;
•
develop and introduce new functionalities, uses, products and product enhancements in a timely manner;
•
avoid infringing upon the intellectual property rights of third parties;
•
demonstrate, if required, the safety and effectiveness of new products with data from preclinical and pilot studies and clinical trials;
•
obtain the necessary regulatory clearances, authorizations or approvals for expanded indications, new products or product modifications;
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

Our product candidates represent novel and innovative potential therapeutic areas, and negative perception of any product candidate that we develop could adversely affect our ability to conduct our business, obtain regulatory marketing authorizations or identify alternate regulatory pathways to market for such product candidate.

Certain of our product candidates are considered relatively new and novel therapeutic approaches. Our and their success will depend upon physicians who specialize in the treatment of diseases targeted by our and their product candidates prescribing potential treatments that involve the use of our and their product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.

For example, in the United States, no prescription digital therapeutic candidates designed to deliver cognitive behavioral therapy for treating diabetes, heart disease, and other cardiometabolic conditions have been authorized, to date. We are developing a platform of FDA-regulated, software-based, prescription digital therapeutic candidates for treating such conditions through a novel form of cognitive behavioral therapy. The FDA may lack experience in evaluating the safety and effectiveness of product candidates based on cognitive behavioral therapy, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of product candidates.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections or those conducted by foreign regulatory agencies. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or marketing authorizations; withdrawals or suspensions of any current marketing authorizations, resulting in prohibitions on the sale and distribution of any of our marketed products; and in the most serious cases, criminal penalties.

We may not receive the necessary de novo classification grant for our BT-001 digital therapeutic or clearances for future expanded indications of our BT-001 digital therapeutic product candidate, and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

Our strategy is dependent on the initial de novo classification by FDA of our BT-001 digital therapeutic granting its ability for marketing in the United States. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing products, we must first receive either clearance under Section 510(k) of the FD&C Act, or authorization under the de novo classification process added under the FDAMA, or premarket approval (“PMA”) from the FDA, unless an exemption applies.

The de novo classification process, which is the development pathway required based on discussions with the FDA for our BT-001 digital therapeutic for our current planned use in treatment of T2D, provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process where devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or the de novo classification process may require a new 510(k) clearance or a new de novo classification request. Both the PMA approval, de novo classification, and the 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer, while the de novo classification request process is usually longer and requires a clinical trial. The process of obtaining a PMA is much more costly and uncertain than the de novo or 510(k) clearance processes and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved, granted marketing authorization or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory authorizations, clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

In the United States, we are currently developing our BT-001 digital therapeutic through the de novo classification pathway. Any modification to our BT-001 digital therapeutic that has not been previously authorized may require us to submit a 510(k) premarket clearance application or a subsequent de novo classification request prior to implementing the change for marketing. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

If following authorization of our BT-001 digital therapeutic or any other product candidates we may commercialize the FDA or any foreign regulatory body determines that our promotional materials or training include promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authorities, such as false claims laws for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations for any devices we may market, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device authorization, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

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

In the event we seek to market our products in international markets, if we do not obtain and maintain international regulatory registrations or marketing authorizations for our products, we will be unable to market and sell our products outside of the United States.

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

Risks Related to Healthcare Laws and Regulation

The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly authorized, cleared, or approved products and coverage may be more limited than the purposes for which the medicine is authorized for marketing by the FDA or comparable foreign regulatory authorities.

Factors payers consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Each payer determines whether or not it will provide coverage for a treatment, what amount it will pay the manufacturer for the treatment and on what tier of its formulary it will be placed. The position on a payer’s list of covered drugs, biological products, and medical devices, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. There may be significant delays in obtaining such coverage and reimbursement for newly marketed products, and coverage may be more limited than the purposes for which the product is authorized for marketing by the FDA.

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

Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing authorization. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022 and lasted through June 30, 2022, the 2% payment reduction resumed on July 1, 2022.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any marketed device, which could have an adverse effect on patients for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from products that we may successfully develop and for which we may obtain regulatory marketing authorization and may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory marketing authorization that may have been obtained and we may not achieve or sustain profitability.

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

Risks Related to Our Organizational Structure

Our executive chairman of the board of directors, David Perry has significant influence over the company.

As of June 20, 2022, Mr. Perry owns approximately 45.6% of the outstanding shares of our common stock. As long as Mr. Perry each owns or controls a significant percentage of outstanding voting power, he has the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some of these persons or entities may have interests different than yours.

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

Our governing documents and the Delaware General Corporation Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents include provisions regarding:

•
the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing and evolving COVID-19 pandemic and economic and political developments, including the conflict in Ukraine, rising interest rates and high inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could be also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
•
material and adverse impacts of global economic and political developments, including the war in Ukraine, and the ongoing COVID-19 pandemic on the markets and the broader global economy;
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

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to develop and, if approved, commercialize our product candidates, support our business growth, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
develop and, if approved, commercialize our product candidates and develop and maintain platform;
•
pursue acquisitions or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

General Risk Factors

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

BETTER THERAPEUTICS, INC. (Registrant)

Date: August 11, 2022	By:	/s/ Frank Karbe
Frank Karbe
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Mark Heinen
Mark Heinen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)