Form 10-Q
period 2022-09-30
Better Therapeutics, Inc.
filed 2022-11-14
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 23,744,260 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$22,305	$40,566
Prepaid expenses	1,123	4,409
Other current assets	62	276
Total current assets	23,490	45,251

Capitalized software development costs, net	4,121	5,077
Property and equipment, net	122	82
Other long-term assets	488	548
Total Assets	$28,221	$50,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255	$1,523
Accrued payroll	2,477	1,352
Other accrued expenses	2,451	1,858
Current portion of long-term debt	3,129	—
Total current liabilities	9,312	4,733

Long-term debt, net of current portion and debt issuance costs	11,657	9,505
Total liabilities	20,969	14,238

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021 and 23,744,063 and 23,602,718 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	109,988	108,461
Accumulated deficit	(102,738)	(71,743)
Total Stockholders' Equity	7,252	36,720
Total Liabilities and Stockholders’ Equity	$28,221	$50,958

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,477	$6,667	$13,391	$13,082
Sales and marketing	1,557	552	5,284	1,159
General and administrative	3,962	1,776	11,265	4,215
Total operating expenses	10,996	8,995	29,940	18,456
Loss from operations	(10,996)	(8,995)	(29,940)	(18,456)
Interest expense, net	(406)	—	(1,052)	(3)
Change in fair value of SAFEs	—	(3,466)	—	(8,779)
Gain on loan forgiveness	—	—	—	647
Loss before provision (benefit) from income taxes	(11,402)	(12,461)	(30,992)	(26,591)
Provision (benefit) from income taxes	3	—	3	(150)
Net loss	(11,405)	(12,461)	(30,995)	(26,441)
Cumulative preferred dividends allocated to Series A Preferred Shareholders	—	(403)	—	(1,185)
Net loss attributable to common shareholders, basic and diluted	$(11,405)	$(12,864)	$(30,995)	$(27,626)
Net loss per share attributable to common shareholders, basic and diluted	$(0.48)	$(1.20)	$(1.32)	$(2.58)
Weighted-average shares used in computing net loss per share	23,693,154	10,752,790	23,533,290	10,723,091

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net loss	—	—	—	(9,662)	(9,662)
Issuance of common stock	5,882	—	1	—	1
Share based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	$108,828	$(81,405)	$27,425
Net loss	—	—	—	(9,928)	(9,928)
Issuance of common stock	124,370	—	145	—	145
Share based compensation	—	—	412	—	412
Balance as of June 30, 2022	23,732,970	$2	$109,385	$(91,333)	$18,054
Net loss	—	—	—	(11,405)	(11,405)
Issuance of common stock	11,093	—	6	—	6
Share based compensation	—	—	597	—	597
Balance as of September 30, 2022	23,744,063	$2	$109,988	$(102,738)	$7,252

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020, as adjusted	11,146,510	$1	$24,649	$(31,408)	$(6,758)
Net loss	—	—	—	(5,330)	(5,330)
Forfeiture of restricted stock	(444)	—	—	—	—
Share based compensation	—	—	34	—	34
Balance as of March 31, 2021, as adjusted	11,146,066	$1	$24,683	$(36,738)	$(12,054)
Net loss	—	—	—	(8,650)	(8,650)
Forfeiture of restricted stock	(51,818)	—	—	—	-
Share based compensation	—	—	28	—	28
Balance as of June 30, 2021, as adjusted	11,094,248	$1	$24,711	$(45,388)	$(20,676)
Net loss	—	—	—	(12,461)	(12,461)
Share based compensation	—	—	23	—	23
Balance as of September 30, 2021, as adjusted	11,094,248	$1	$24,734	$(57,849)	$(33,114)

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,995)	$(26,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,008	1,068
Change in fair value of SAFEs	—	8,779
Share based compensation expense	1,375	85
Deferred income taxes	—	(152)
Loss on write-off of property and equipment	9	—
Gain on loan forgiveness	—	(647)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,560	(1,972)
Accounts payable	(268)	2,843
Accrued expenses and other liabilities	1,718	1,470
Net cash used in operating activities	(22,593)	(14,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(18)
Capitalized internal-use software costs	(728)	(581)
Net cash used in investing activities	(820)	(599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of SAFE notes	—	18,675
Proceeds from exercise of common stock options	27	—
Proceeds from the issuance of shares under the employee stock purchase plan	125	—
Proceeds from the issuance of long-term debt	5,000	—
Net cash provided by financing activities	5,152	18,675

Net change in cash and cash equivalents	(18,261)	3,109
Cash and cash equivalents, beginning of period	40,566	123
Cash and cash equivalents, end of period	$22,305	$3,232

Supplemental disclosures of cash flow information:
Cash paid for interest	$(870)	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Better Therapeutics, Inc. (“we”, “us”, “the Company”, or “Better”), a Delaware corporation, is a prescription digital therapeutics company developing a novel form of cognitive behavioral therapy ("CBT") to address the root causes of cardiometabolic diseases. We are developing a proprietary platform of FDA-regulated, software-based, prescription digital therapeutics ("PDTs") for treating cardiometabolic conditions that share lifestyle behaviors as common root causes. Our clinically validated PDTs are intended to be prescribed by physicians and reimbursed by payers like traditional medicines. The CBT delivered by our PDTs is designed to enable changes in neural pathways of the brain so that lasting changes in behavior become possible. Addressing the underlying causes of these diseases has the potential to dramatically improve patient health and lower healthcare costs. Our clinical development candidates are intended to treat cardiometabolic diseases, including type 2 diabetes ("T2D"), hypertension, hyperlipidemia, non-alcoholic fatty liver disease ("NAFLD"), non-alcoholic steatohepatitis ("NASH") and chronic kidney disease ("CKD").

Our lead product candidate, BT-001, completed a first-in-class randomized, controlled clinical trial of a prescription digital therapeutic for the treatment of patients with T2D in July 2022. The trial met both its primary and secondary endpoints showing statistically significant and clinically meaningful durable decreases in blood sugar, when compared to a control group receiving standard of care. In addition, exploratory data revealed a host of cardiometabolic improvements as well as lower medication utilization compared to the control group. In October 2022, the U.S. Food and Drug Administration ("FDA") notified us that our de novo classification request seeking marketing authorization for BT-001, was accepted for substantive review, making it one step closer to potentially being the first validated, prescription solution to make CBT available to T2D patients 18 and older at scale, from their digital devices.

We initiated a real world evidence program to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of BT-001 for the treatment of T2D. The randomized, controlled, multi-site studies are expected to enroll patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in 2023, once a sufficient number of patients have completed an incremental 180 days of treatment. The study is expected to generate evidence supporting payer coverage and reimbursement.

The Company completed enrollment in a first ever clinical study evaluating the feasibility of our digitally delivered CBT to reduce fatty liver and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. The single arm interventional cohort study has completed enrollment of 22 adult patients from two specialized liver treatment clinics based in Arizona. We expect to announce top-line results in the fourth quarter of 2022.

We are a remote, "fully distributed" company, and do not have offices.

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2021 and 2020.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. An adjustment has been made to the Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 to reclassify $201 and $498 thousand of cost of sales into research and development expense to align with industry standards, respectively. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

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

Liquidity and Capital Resources

The Company is in the development stage and our activities have consisted principally of raising capital and performing research and development. Since inception we have incurred significant losses from operations. As of September 30, 2022, we had cash of $22.3 million and an accumulated deficit of $102.7 million. We incurred a net loss of $31.0 million and used $22.6 million of cash in operating activities during the nine months ended September 30, 2022. Our primary use of cash is to fund operating expenses, which consist predominantly of research and development expenses related to our lead product candidate, BT-001, real world evidence programs and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates, ongoing internal research and development programs and general and administrative activities. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, internal research and development programs and general and administrative activities. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations through the first quarter of 2023. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances. Such estimates, judgments, and assumptions include estimated costs and useful lives for capitalized internal-use software, fair values of stock-based awards, valuation allowance for deferred tax assets and fair value of SAFEs. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2. Business Combination

On April 6, 2021, the Company entered into a merger agreement with Mountain Crest Acquisition Corp. II, ("MCAD"), a special purpose acquisition company. In connection with the merger agreement, MCAD entered into subscription agreements (the “Subscription Agreements”) dated as of April 6, 2021, with certain institutional and accredited investors, pursuant to which, among other things, MCAD agreed to issue and sell, in a private placement immediately prior to the closing of the Business Combination (as defined below), an aggregate of 5.0 million shares of Common Stock for $10.00 per share (the “PIPE Shares”).

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On October 28, 2021, pursuant to the terms of the merger agreement, MCAD merged with and into former Better Therapeutics, Inc, ("Legacy BTX"), (the "Business Combination"), with Legacy BTX surviving as a wholly owned subsidiary of MCAD with the new name Better Therapeutics, Inc. We raised $59 million in funding upon the completion of the merger with MCAD. Under the merger Agreement, MCAD acquired all of the outstanding shares of Legacy BTX in exchange for 15.2 million shares of MCAD. In connection with the merger, MCAD was renamed Better Therapeutics, Inc.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital, Inc. (“Hercules Capital”). The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023, after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured loan and are reported as direct reduction of long-term debt on the balance sheet. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The end of term charge is being accrued as additional interest expense using the effective interest method over the term of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million dollars from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under our secured term loan agreement. In May 2022, we borrowed $5.0 million under our secured term loan agreement. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the secured term loan agreement, and as a result, the associated borrowing is no longer available to the Company. As of September 30, 2022 and December 31, 2021 the outstanding debt balance, net of unamortized debt issuance costs was $14.8 million and $9.5 million, respectively. As of September 30, 2022 the interest rate was 11.20% and there was $143 thousand of accrued interest in other accrued liabilities.

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

The SAFEs were marked to fair value as of September 30, 2021 resulting in a change in fair value reported as a loss of $3.5 million and $8.8 million for the three and nine months ended September 30, 2021.

On October 28, 2021 in connection with the Business Combination all SAFEs were converted to common stock.

Note 5. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis.

The Company’s SAFE agreements were historically recorded at fair value in our balance sheet. The fair value of the Company’s SAFE agreements was based on significant inputs not observable in the market which cause the instrument to be classified as Level 3 measurements within the fair value hierarchy. We measured financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that required the use of observable inputs and minimized the use of unobservable inputs. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates were obtained. Changes in the fair value of the SAFE agreements were recognized within the statement of operations and comprehensive loss. The fair value of the Company’s SAFE agreements was zero as of September 30, 2022 and December 31, 2021, respectively. As of September, 2022 and December 31, 2021, the Company did not have any other financial assets or liabilities measured at fair value.

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

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,405)	$(12,461)	$(30,995)	$(26,441)
Less: Cumulative preferred dividends allocated to Series A preferred stockholders	—	(403)	—	(1,185)
Net loss attributable to common stockholders, basic and diluted	$(11,405)	$(12,864)	$(30,995)	$(27,626)
Weighted-average common stock outstanding	23,739,731	11,094,247	23,667,335	11,117,054
Less: weighted-average shares of common stock subject to vesting	(46,577)	(341,457)	(134,045)	(393,962)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	23,693,154	10,752,790	23,533,290	10,723,091
Loss per share attributable to common shareholders, basic and diluted	$(0.48)	$(1.20)	$(1.32)	$(2.58)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SAFE agreements	—	4,080,482	—	4,080,482
Options to purchase common stock	3,932,550	902,775	3,932,550	227,125
	3,932,550	4,983,257	3,932,550	4,307,607

Note 7. Share-Based Compensation

In August 2020, we adopted the Better Therapeutics, Inc. 2020 Stock Option and Grant Plan (the “2020 Plan”) to grant equity-based incentives to officers, directors, consultants and employees. The equity-based incentives include Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards. A total of 807 thousand shares of our common stock have been reserved for issuance pursuant to the plan. Following the closing of the Business Combination, no further shares will be issued out of the 2020 Plan.

In October 2021, we adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentives to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved and available for issuance under the Plan shall be cumulatively increased by five percent (5%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator (the “Annual Increase”). On January 1, 2022 the Company added 1.2 million shares to the plan for a total reserved for issuance of 4.8 million shares.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In October 2021, we adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially reserved for issuance. Additionally, on January 1, 2022 and each January 1 thereafter, the number of shares of Common Stock reserved for issuance under the ESPP shall be cumulatively increased by the lesser of (i) 560 thousand shares of Common stock, (ii) one percent (1%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of Common Stock as determined by the Administrator. On January 1, 2022 the Company added 236 thousand shares to the plan for a total reserved for issuance of 516 thousand shares.

Stock Options

Stock options are exercisable for periods not to exceeded 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Stock options granted with service conditions generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. The Company has also issued options with performance-based and market-based vesting conditions. Stock option activity for the periods presented is as follows:

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,476,475	$9.35	9.4	—
Granted	3,335,838	1.92
Exercised	(60,205)	0.50
Forfeited	(819,558)	5.06
Balance as of September 30, 2022	3,932,550	$4.07	9.3	$286

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the nine months ended September 30, 2022, was $0.73 per share. As of September 30, 2022, total unrecognized compensation expense related to unvested stock options was $3.5 million which is expected to be recognized over a weighted-average period of 5.13 years.

The fair value of each option award granted is estimated on the grant date. The grant date fair value of options with service and performance-based vesting conditions is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent our best estimates. These estimates involve inherent uncertainties and the application of our judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years.

The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

Nine Months Ended
September 30, 2022
Expected Term (Years)	6.09
Expected Volatility	41%
Risk-free interest rate	2.67%
Dividend Yield	—

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the three months ended September 30, 2022, the Company granted options with performance-based market vesting conditions to the Company's new CEO, which entitle the CEO with the right to purchase shares of common stock upon achievement of the Company's common stock reaching specified market prices for consecutive 90 day periods and the achievement of certain revenue targets as defined in the award agreements. The performance-based market awards consist of two tranches with two separate specified award values that vest upon achievement of the market price and revenue goals, respectively, which can result in a vesting range of up to 472,200 shares. As of September 30, 2022, the performance-based conditions for the awards to the CEO have not been met. The related stock-based compensation expense is being recognized over a period of 8.3 years.

The total grant date fair value of performance-based market condition share awards granted during the three and nine-months ended September 30, 2022 was $31 thousand. The estimated fair values of these awards was determined using a Monte-Carlo valuation simulation, with the following most significant assumptions:

Nine Months Ended
September 30, 2022
Valuation date stock price	$1.68
Valuation date to end of performance period (Years)	10.00
Expected Volatility	38.78%
Risk-free interest rate	2.80%
Dividend Yield	—

Restricted Stock

During the nine months ended September 30, 2022, 162 thousand shares vested and converted into unrestricted common stock. As of September 30, 2022 there were 40 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $17 thousand is expected to be recognized on a straight-line basis over approximately the next 1.0 year for the unvested restricted stock outstanding as of September 30, 2022.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24 month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. During the nine months ended September 30, 2022 the Company issued 81 thousand shares and recorded $105 thousand of expense in connection with the ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Research and development	$414	$42
Sales and marketing	52	-
General and administrative	887	43
Total equity-based compensation expense	$1,353	$85

For the nine months ended September 30, 2022 and 2021, $22 thousand and $3 thousand of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

Note 8. Income Taxes

The effective tax rate was zero and 1.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from our statutory tax rate of 21%, primarily due to a change in valuation allowance as of September 30, 2022.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Commitments and Contingencies

From time to time, we become involved in claims, vendor disputes and other legal matters arising in the ordinary course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we are currently not aware of any matters that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows. We record liabilities for legal and other contingencies when losses are probable and estimable. During the third quarter of 2022, the Company recorded an estimated accrued liability of $1.1 million related to a disputed change order with one of our vendors.

We enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Note 10. Related Party Transactions

In the nine months ended September 30, 2022 and 2021, the Company issued zero and $11.8 million in SAFEs to a significant shareholder, respectively. Upon the close of the Business Combination all SAFEs were converted to common stock.

In March 2021, Andrew Armanino, the former chief executive officer of Armanino LLP and close relative to the current chief executive officer of Armanino LLP joined the Company’s board of directors. The Company used Armanino LLP for tax, valuation and outsourced accounting services. During the nine months ended September 30, 2022 and 2021, the Company incurred zero and $217 thousand in fees related to these services, respectively.

Note 11. Subsequent Events

Effective October 27, 2022, Diane Gomez-Thinnes was named Chief Commercial Officer of the Company. In addition, effective November 1, 2022, Deepti Sodhi Jaggi, Chief Strategy & Commercial Officer, left the Company.

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

•
our limited operating history and significant financial losses since inception;
•
our ability to obtain funding for our operations;
•
our ability to successfully launch, commercialize, market and achieve market acceptance for BT-001 and our other product candidates, if authorized for marketing, and the timing of any commercialization and marketing efforts;
•
the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and trials;
•
the rate and degree of market acceptance of BT-001 and our other product candidates by physicians, patients, third-party payors and others in the medical community;
•
the willingness of the U.S. Food and Drug Administration ("FDA") to authorize prescription digital therapeutics ("PDTs") for marketing and for insurance companies to reimburse their use at favorable rates;
•
our expectations related to the potential benefits of BT-001 and our product candidates, and of CBT and its potential treatment applications;
•
our ability to build our own sales and marketing capabilities to commercialize our product candidates, if authorized for marketing, and to advance awareness of PDTs for the treatment of disease among patients and providers;
•
our expectations regarding the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;
•
the pricing, reimbursement and cost-effectiveness of our product candidates, if authorized for marketing;
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
•
our financial performance;
•
the effect of the ongoing COVID-19 pandemic and global economic and political developments on the foregoing; and
•
other risks and uncertainties including those discussed in Part II, Item 1A - Risk Factors in this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs of the Company and its management concerning future developments and their potential effects on us and are inherently subject to uncertainties and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II, Item 1A - Risk Factors in the Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-looking statements contained in this Quarterly Report speak only as of the date of such statement. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Better Therapeutics, Inc. (“we”, “us”, “the Company”, or “Better”) is a prescription digital therapeutics company developing a novel form of cognitive behavioral therapy ("CBT") to address the root causes of cardiometabolic diseases. Our mission is to address unmet needs for treatment of cardiometabolic diseases such as diabetes, liver disease and heart disease, which share lifestyle behaviors as common root causes. The U.S. spends approximately $4.0 trillion per year on healthcare, and approximately 90% of that spending is for the treatment of chronic diseases. Most chronic cardiometabolic diseases are caused predominantly by behaviors relating to diet, physical activity, and other lifestyle factors, yet current treatments are focused on reducing the effects of those diseases rather than addressing the root causes.

In response to addressing the root causes of cardiometabolic diseases, we are building a proprietary platform for the development of FDA regulated, software-based, prescription digital therapeutics ("PDTs"). Our clinically validated PDTs are intended to be prescribed by physicians and reimbursed by payers like traditional medicines. The CBT delivered by our PDTs is designed to enable changes in neural pathways of the brain so that lasting changes in behavior can become possible. Our lead prescription digital therapeutic product candidate, BT-001, completed a first-in-class open label, randomized, controlled, parallel group clinical trial for the treatment of patients with type 2 diabetes ("T2D") in July 2022 and successfully met its primary and secondary endpoints as well as a host of exploratory endpoints.

The clinical trial for BT-001 included a diverse, nationally representative population of 668 patients with T2D and a mean baseline A1c of 8.1%. Participants in the trial had long standing (mean 11 years), poorly controlled T2D, high cardiovascular risk, multiple comorbidities, multiple blood sugar lowering medications, representing a difficult to treat patient population. Prior to the start of the study, we discussed core aspects of the design of the trial with the FDA during several formal meeting interactions. During these formal meeting interactions, we aligned with the FDA that an appropriate endpoint is a clinically meaningful change in A1c as determined by the mean change in A1c in the BT-001 group compared to the mean change in the control group. Following these discussions, we determined that participants would be randomized to receive standard of care with or without BT-001 and that the primary and secondary efficacy endpoints would be the difference in mean change from baseline in A1c at 90 and 180 days. The study was powered to detect a 0.4% or greater change in A1c at 90 days, between BT-001 and control and a statistically significant change (p<0.05) in A1c at 180 days. The study also assessed a safety endpoint (the occurrence, relatedness and severity of Adverse Events) at day 90 and 180. Two important study design features, based on guidance received in our interactions with FDA, included a) the ability for physicians to adjust diabetes medication for all participants throughout the duration of the trial, and b) that participants randomly assigned to use BT-001 were not mandated or incentivized to use the CBT features contained in BT-001. We believe these features established a very high bar for evaluating efficacy.

Our clinical trial of BT-001 achieved statistically significant and clinically meaningful changes in both the primary and secondary endpoints. The primary efficacy endpoint was the difference in mean change from baseline in A1c after 90 days of treatment between the two groups and showed highly statistically significant improvement in A1c between the intervention and control groups (-0.4%, p <0.001). The secondary efficacy endpoint was the difference in mean change from baseline in A1c after 180 days of treatment between the two groups and showed statistically significant improvement in A1c between the intervention and control groups (-0.3%, p <=0.01). The difference in A1c levels after 180 days of treatment between BT-001 treated patients and Standard of Care ("SOC") control group patients remained statistically significant even as more SOC patients increased blood sugar lowering medications. BT-001 also demonstrated sustained and improved A1c levels at 180 days with absolute A1c reduction improving from 0.3% at 90 days to 0.4% at 180 days, while half of the BT-001 patients achieved clinically meaningful improvements, with a mean A1c reduction of 1.3%. The improved A1c reduction from 90 days to 180 days suggested that BT-001 was durable. The clinical trial also provided evidence that beyond reductions in A1c: (1) there was a clear dose-response between greater engagement in CBT and greater reductions in A1c, supporting CBT as a mechanism of action, (2) measures of patient engagement, adherence, persistence, and satisfaction were all positive, (3) no meaningful differences in safety events were observed between groups and (4) exploratory endpoint data revealed additional cardiometabolic improvements as well as lower medication utilization compared to the control group, supporting the potential for BT-001 to improve overall health of patients with T2D and potentially reduce the usage of increasingly costly T2D medication associated with the progression of the disease.

In October 2022, our de novo classification request seeking marketing authorization of BT-001 for the treatment of patients with T2D was accepted for substantive review by the FDA. We believe the successful clinical trial of BT-001, if viewed favorably by the FDA, can support the FDA granting marketing authorization of BT-001 for the treatment of T2D. We will also use the data from this study to inform the initiation of pivotal trials for the treatment of hypertension and hyperlipidemia.

We initiated real world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of BT-001 for the treatment of T2D. The randomized, controlled, multi-site studies are expected to enroll patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in 2023, once a sufficient number of patients have completed an incremental 180 days of treatment. The study is expected to generate evidence supporting payer coverage and reimbursement.

We initiated a first-ever clinical study evaluating the feasibility of our digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. The study is being conducted in collaboration with Arizona Liver Health, a leading liver clinical research center. During the third quarter of 2022, this single arm interventional cohort study completed full enrollment of 22 patients for a treatment period of 90 days. We expect to announce top-line results in the fourth quarter of 2022. The primary endpoint is the mean change in percent liver fat, as measured by Magnetic Resonance Imaging Proton Density Fat Fraction (MRI-PDFF). NAFLD and NASH affects over 64 million adults in the U.S., resulting in over $100 billion in direct healthcare costs annually. There are currently no FDA approved therapeutics for treating NAFLD and NASH.

The unique characteristics of prescription digital therapeutics and cardiometabolic diseases ("CMDx") may make it possible for us to launch multiple products now in development for the treatment of other CMDx over the next several years.

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

Components of Results of Operations

Revenue

We expect that our primary sources of revenue will be through reimbursement coverage for our treatments by commercial insurers, Medicare, and Medicaid in the U.S. and our near-term plan is to obtain broad reimbursement coverage for our first PDT for treating T2D, BT-001, if authorized for marketing by the FDA. We expect to pursue obtaining favorable rates and broad reimbursement coverage through demonstrating and generating a comprehensive set of evidence to substantiate the value of BT-001 based on its impact on clinical outcomes, total cost of care, and durability of effect. Obtaining favorable rates and broad reimbursement coverage and timing of obtaining such coverage for BT-001, if authorized for marketing by the FDA, and our other product candidates is highly uncertain. As a result, the timing and the amount of revenue we expect to recognize from monetizing our product candidates may vary based on various factors.

We also may explore opportunities to partner with pharmaceutical companies and medical device manufacturers marketing traditional drug therapies for cardiometabolic diseases that may benefit from an increase in efficacy and durability when combined with our prescription digital therapeutic.

Operating Expenses

We classify operating expenses into three main categories: (i) research and development, (ii) sales and marketing and (iii) general and administrative.

Research and Development

Our research and development expenses consist of external and internal expenses incurred in connection with our research activities and development programs. These expenses include external expenses, including expenses associated with contract research organizations and consultants engaged to manage and conduct clinical trials, other research and development expenses associated with software development and licenses, other external development services and expenses associated with analysis and publications of research findings. Additionally, our research and development expenses include internal personnel expenses, including expenses for salaries and benefits, stock-based compensation, and allocation of certain overhead expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and public relations costs and consulting services. We expect our sales and marketing expenses to increase for the foreseeable future as we prepare for the potential commercial launch of BT-001. Our sales and marketing efforts are expected to focus on targeting patients and primary care physicians through general awareness and branded promotional activities. We plan to focus initially primarily on innovative healthcare systems and Integrated Delivery Networks to reach a sizable number of primary care physicians and endocrinologists with a modestly sized sales team.

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

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to our secured term loan agreement entered into in 2021.

Results of Operations

Comparisons of the three and nine months ended September 30, 2022 and 2021.

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Operating expenses:
Research and development	$5,477	$6,667	$(1,190)	(18)%	$13,391	$13,082	$309	2%
Sales and marketing	1,557	552	1,005	182%	5,284	1,159	4,125	356%
General and administrative	3,962	1,776	2,186	123%	11,265	4,215	7,050	167%
Total operating expenses	10,996	8,995	2,001	22%	29,940	18,456	11,484	62%
Loss from operations	(10,996)	(8,995)	(2,001)	22%	(29,940)	(18,456)	(11,484)	62%
Interest expense, net	(406)	—	(406)	N/M	(1,052)	(3)	(1,049)	N/M
Change in fair value of SAFEs	—	(3,466)	3,466	N/M	—	(8,779)	8,779	N/M
Gain on loan forgiveness	—	—	—	N/M	—	647	(647)	N/M
Loss before provision (benefit) from income taxes	(11,402)	(12,461)	1,059	(8)%	(30,992)	(26,591)	(4,401)	17%
Provision (benefit) from income taxes	3	—	3	N/M	3	(150)	153	N/M
Net loss	$(11,405)	$(12,461)	$1,056	(8)%	$(30,995)	$(26,441)	$(4,554)	17%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $5.5 million for the three months ended September 30, 2022, compared to $6.7 million for the three months ended September 30, 2021. The decrease was primarily due to a $2.2 million decrease in clinical trial related costs as a result of the winddown of the BT-001 pivotal trial, offset by a $1.0 million increase in personnel and consulting costs related to preparing the de novo submission for BT-001 and expanding our software development capabilities.

Research and development expenses were $13.4 million for the nine months ended September 30, 2022 compared to $13.1 million for the nine months ended September 30, 2021. The increase was primarily due to a $4.9 million increase in personnel and consulting costs related to preparing the de novo submission for BT-001, expanding our clinical research and software development capabilities and amortization of research and development internal use software costs. This was offset by a $4.6 million decrease in clinical trial related costs as we completed the BT-001 pivotal trial.

Sales and Marketing Expenses

Sales and marketing expenses were $1.6 million for the three months ended September 30, 2022, compared to $552 thousand for the three months ended September 30, 2021. The increase was primarily due to an increase in personnel, marketing and consulting expenses associated with commercial readiness activities to support the potential launch of BT-001.

Sales and marketing expenses were $5.3 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in personnel, marketing and consulting expenses associated with commercial readiness activities to support the potential launch of BT-001.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2022, compared to $1.8 million for the three months ended September 30, 2021. The increase was primarily related to a $1.1 million increase in business insurance related to the cost of being a public company and $1.0 million in personnel-related costs.

General and administrative expenses were $11.3 million for the nine months ended September 30, 2022, compared to $4.2 million for the nine months ended September 30, 2021. The increase was primarily related to a $3.4 million increase in personnel, consulting and software related costs and $3.4 million in business insurance related to the cost of being a public company.

Interest Expense, Net

Interest expense, net was $406 thousand for the three months ended September 30, 2022 compared to zero for the three months ended September 30, 2021. The increase was the result of the interest incurred on our secured term loan agreement with Hercules Capital, Inc. ("Hercules Capital").

Interest expense, net was $1.1 million for the nine months ended September 30, 2022 compared to $3 thousand for the nine months ended September 30, 2021. The increase was the result of the interest incurred on our secured term loan agreement with Hercules Capital.

Change in Fair Value of SAFEs

The expense related to the change in fair value of our SAFEs was zero for the three and nine months ended September 30, 2022, compared to a loss of $3.5 million and $8.8 million for the three and nine months ended September 30, 2021, respectively. The change was a result of the Business Combination and the conversion of SAFEs to common stock.

Gain on Loan Forgiveness

On May 9, 2020 (the “Origination Date”), we received $640 thousand in aggregate loan proceeds (the “PPP Loan”) from Celtic Bank Corporation (the “Lender”) pursuant to the Paycheck Protection Program established under the CARES Act (the Coronavirus Aid, Relief, and Economic Security Act) of 2020. In May 2021, we received approval of loan forgiveness and recorded a gain on loan forgiveness of $647 thousand.

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

On August 18, 2021, we entered into a $50.0 million secured term loan agreement with Hercules Capital. The term loan has a maturity date of August 1, 2025, which can be extended to February 1, 2026, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023 after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the secured term loan agreement and subject to certain prepayment fees. We incurred $518 thousand of debt issuance costs related to the borrowings under the secured term loan agreement. Debt issuance costs are being amortized through the maturity date of the secured term loan and are reported as a direct reduction of long-term debt on the balance sheet. Amortization expense, included in interest expense, net on the accompanying statements of operations and comprehensive loss totaled $280 thousand and zero for the nine months ended September 30, 2022 and 2021, respectively. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand or (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the secured term loan agreement: (i) $15.0 million upon the closing of the Business Combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for such marketing of BT-001 for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the secured term loan agreement. In May 2022, we borrowed $5.0 million under the term loan agreement. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the secured term loan agreement, and hence, as a result the associated borrowing is no longer available to us.

As of September 30, 2022, we had $22.3 million in cash, and an accumulated deficit of $102.7 million. Our primary use of cash is to fund operating expenses, which predominantly consist of research and development expenses related to our lead product candidate, BT-001, preclinical programs, activities to prepare for a potential commercial launch and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if authorized, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations through the first quarter of 2023. These factors raise substantial doubt regarding our ability to continue as a going concern.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(22,593)	$(14,967)
Cash used in investing activities	(820)	(599)
Cash provided by financing activities	5,152	18,675
Net increase (decrease) in cash and cash equivalents	$(18,261)	$3,109

Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $22.6 million, which consisted of a net loss of $31.0 million, a net change of $5.0 million in our net operating assets and liabilities and $3.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net increase in accounts payable and accrued expenses of $1.4 million, and a decrease in prepaid expenses and other assets of $3.6 million. The non-cash charges of $3.4 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

During the nine months ended September 30, 2021, net cash used in operating activities was $15.0 million, which consisted of a net loss of $26.4 million and a net change of $2.3 million in our net operating assets and liabilities and $9.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net increase in accounts payable and accrued expenses of $4.3 million, offset by an increase in prepaid expenses and other assets of $2.0 million. The non-cash charges of $9.1 million consisted of the change in fair value of SAFEs, depreciation and amortization expense, share-based compensation expense, deferred income taxes and gain on loan forgiveness.

Cash Used in Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $820 thousand and was primarily related to capitalized internal-use software cost and capital expenditures.

During the nine months ended September 30, 2021, cash used in investing activities was $599 thousand and was primarily related to capitalized internal-use software costs.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $5.2 million related to proceeds received from the issuance of long-term debt, the issuance of shares under the employee stock purchase plan and the exercise of common stock options.

During the nine months ended September 30, 2021, cash provided by financing activities was $18.7 million consisting of net proceeds from the issuance of SAFEs.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of September 30, 2022.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statement of Operations and Comprehensive Loss for three and nine months ended September 30, 2021 to reclassify $201 thousand and $498 thousand of cost of sales into research and development expense to align with industry standards, respectively. This change in classification does not affect previously reported net loss in the Statement of Operations and Comprehensive Loss.

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

Fair Value Measurements

The carrying value of our financial instruments, including cash equivalents, accounts payable, accrued liabilities and notes payable approximates fair value due to their short-term nature. Our investment portfolio consists of money market funds, which are carried at fair value. We have determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the nine months ended September 30, 2022 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

The fair value of each option award granted is estimated on the grant date. The grant date fair value of options with service and performance-based vesting conditions is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the dividend yield of our common stock. The grant date fair value of options with performance-based market conditions is determined using a Monte-Carlo valuation simulation.

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

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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
•
Our business is highly dependent on the success of our lead product candidate, BT-001. If we are unable to successfully complete clinical development, obtain regulatory marketing authorization for or commercialize BT-001, successfully complete our real world evidence studies, or if we experience delays in doing so, our business will be materially harmed.
•
If physicians are not willing to change current practices to adopt BT-001 or if our products otherwise fail to achieve and maintain market acceptance, if authorized for marketing, our business, financial condition and results of operation would be materially and adversely affected.
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
•
Any failure to offer high-quality patient support or high quality support of prescribing Health Care Professionals ("HCPs") may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.
•
We may in the future enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

Risks Related to Discovery and Development

•
Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA de novo classification or clearance to market and sell BT-001, or other product candidates, or if such classification or clearance is delayed, or if the FDA limits our intended use or limits the clinical data included in our labeling, our business will be materially harmed.

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

Risks Related to our Intellectual Property and Potential Litigation

•
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
•
Failure to establish, protect or enforce our intellectual property rights could harm our business and results of operations.

Risks Related to Government Regulation

•
Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.
•
We may not receive the necessary de novo classification grant for BT-001 or clearances for future expanded indications of BT-001, and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

Risks Related to Healthcare Laws and Regulations

•
The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

Risks Related to Our Legal and Regulatory Environment

•
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
•
Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to fines and lawsuits.

Risks Related to Our Common Stock

•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•
The price of our common stock may be volatile.

Risks Related to Our Business

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

We have no products authorized for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue until sometime in 2023 upon commercialization, if BT-001 is authorized by the FDA. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development, pre-commercialization activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $11.4 million and $31.0 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $102.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory authorizations for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our lead product candidate, BT-001, through commercialization, if authorized by the FDA;
•
advance our pilot stage product candidates into clinical development;
•
seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•
hire additional regulatory, clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;
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

Our ability to become and remain profitable depends on our ability to generate revenue or execute other business development arrangements. We do not expect to generate significant revenue, if any, unless and until we are able to obtain regulatory authorization for, and successfully commercialize the product candidates we are developing or may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory authorization for these product candidates, developing, marketing and selling those products for which we may obtain regulatory authorization, satisfying any post-marketing requirements and obtaining favorable reimbursement for our products from private insurance or government payers. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, and for pre-commercialization activities for BT-001. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials for our product candidates. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing authorization for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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
•
the translation of product(s) in non-English markets;
•
the costs of regulatory filings in foreign countries;
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

We believe that we will be able to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. We may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

We currently have one product candidate for which a de novo classification request is pending with the FDA as well as several other product candidates that are at various earlier stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our pre-commercialization efforts for our more advanced product candidate, BT-001, and ensuring the development of additional potential product candidates. Due to the significant resources required for the development of our product candidates and current limited runway for funding, we must decide which product candidates to pursue and advance and the amount of resources to allocate to each.

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

If we raise additional capital through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, reduce or terminate our product discovery and development programs or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our business is highly dependent on the success of our lead product candidate, BT-001. If we are unable to successfully complete clinical development, obtain regulatory marketing authorization for or commercialize BT-001, successfully complete our real world evidence studies, or if we experience delays in doing so, our business will be materially harmed.

To date, we as an organization have not obtained marketing authorization for any product candidates. Our future success and ability to generate revenue from our product candidates is dependent on our ability to obtain regulatory marketing authorization for and commercialize BT-001. We completed our potentially pivotal clinical trial for BT-001 in July 2022 and our de novo classification request was accepted for substantive review by the FDA in October 2022. If BT-001 encounters regulatory issues or other problems, the development plans for our other product candidates and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates if our de novo classification request pending with the FDA for BT-001 experiences any issues that delay or prevent regulatory authorization of, or our ability to commercialize, BT-001, including:

•
our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that BT-001 is safe and effective;
•
insufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;
•
negative or inconclusive results or differing interpretations with regulatory authorities of the data from our clinical trials, preclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;
•
product-related adverse events experienced by subjects in our clinical trials, including unexpected results, or by individuals using products similar to BT-001;
•
delays in enrolling subjects in clinical trials;
•
high drop-out rates of subjects from clinical trials;
•
greater than anticipated clinical trial or manufacturing costs;
•
delays in the review of our de novo classification request by the FDA, delays in submitting comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;
•
conditions imposed by the FDA, the European Medicines Agency ("EMA"), or comparable foreign regulatory authorities regarding the scope or design of our clinical trials; or
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to PDTs in particular.

If physicians are not willing to change current practices to adopt BT-001 or if our products otherwise fail to achieve and maintain market acceptance, if authorized for marketing, our business, financial condition and results of operation would be materially and adversely affected.

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

Our primary strategy to grow our revenue is to drive the adoption of BT-001, if granted marketing authorization, by physicians to assist their patients in improving glycemic control. Physicians may choose not to adopt our digital therapeutic products for a number of reasons, including:

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

For our lead product candidate, BT-001, if authorized for marketing, we intend to focus our sales, marketing and training efforts primarily on primary care physicians. However, physicians from other disciplines, such as endocrinologists, as well as other medical professionals, such as nurse practitioners and physician assistants, are often the initial point of contact for patients with diabetes management needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption. However, if additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutic for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

In addition, our products may be perceived by patients and healthcare providers to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens. Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks or new workflow processes arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our products until there is sufficient evidence to convince them to alter their current approach.

Additionally, patients may not be able to adopt or may choose not to adopt our digital therapeutic if, among other potential reasons, they are worried about potential adverse effects of use of our digital therapeutic or they are unable to obtain adequate third-party coverage or reimbursement. If our products fail to achieve market acceptance for any reason, our business, financial condition and results of operation would be materially and adversely affected.

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

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. In addition, technology companies are increasingly exploring the potential for digital products to manage and treat cardiometabolic diseases that could compete with our product candidates, if authorized for marketing.

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

In addition, our competitors may obtain patent protection or FDA approvals and marketing authorizations and commercialize products more rapidly than we do, which may impact future authorizations or clearances we may seek or sales of any of our product candidates that receive regulatory marketing authorization or clearance. If the FDA approves the commercial sale of any of our product candidates, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory authorizations or clearances, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payers, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory marketing authorization but cannot compete effectively in the marketplace.

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
•
ease of adoption and use;
•
platform experience;
•
performance;
•
brand;
•
security and privacy;
•
pricing; and
•
reimbursement.

Any failure to offer high-quality patient support or support to HCPs prescribing our product may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.

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

Our platform and the cloud-based infrastructure on which our platform relies are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or disease, such as the ongoing COVID-19 pandemic, and similar events, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and products to our patients would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.

We have implemented a disaster recovery program that allows us to move mobile and website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

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

On October 28, 2021, we drew down on $10 million of the Term Loan Facility and in May 2022, we drew down an additional $5 million of the Term Loan Facility. Our ability to draw on the remaining Term Loan Facility is contingent on our compliance with the covenants described above and certain other covenants and milestones. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and hence, as a result the associated borrowing is no longer available to the us.

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

Risks Related to Discovery and Development

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA de novo classification or clearance to market and sell BT-001, or other product candidates, or if such classification or clearance is delayed, or if the FDA limits our intended use or limits the clinical data included in our labeling, our business will be materially harmed.

The process of seeking regulatory de novo classification or clearance to market a medical device is expensive and time consuming. There can be no assurance that marketing authorization will be granted. In October 2022, our de novo classification request for BT-001 was accepted for substantive review by the FDA. If we are not successful in obtaining timely marketing authorization of BT-001 from the FDA, or any of our other product candidates, we may never be able to pursue authorization by foreign regulatory authorities or to generate significant revenue and may be forced to cease operations. Specifically, we hope to pursue additional regulatory marketing clearances for BT-001 for additional uses if our first de novo classification is granted. The FDA de novo classification process requires an applicant to demonstrate the safety and efficacy based, in part, on extensive data, including, but not limited to preclinical, clinical trial, technical, manufacturing and labeling data. The FDA regulatory clearance process requires an applicant to demonstrate the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and the de novo classification process requires an applicant to demonstrate the safety and effectiveness of a new device. The FDA can delay, limit or deny de novo classification or clearance of a device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our product candidates are safe and effective for their intended use;
•
the FDA may disagree that our clinical data supports the label and use that we are seeking; and
•
the FDA may disagree that the data from our preclinical or pilot studies and clinical trials is sufficient to support marketing authorization.

Obtaining de novo classification and clearance from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. In addition, if granted marketing authorization, we may be required to obtain additional FDA marketing authorizations or clearances prior to marketing certain modifications to our devices, and the FDA may revoke the marketing authorization or clearance or impose other restrictions if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary regulatory authorizations and clearances to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if authorized or cleared for marketing, BT-001 may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability.

We are substantially dependent on the FDA’s de novo classification of BT-001, as well as market acceptance in the United States of BT-001, and our failure to receive FDA de novo classification of BT-001 or the failure to gain such market acceptance for it would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development of BT-001 application that we believe, if granted de novo classification, will serve as the basis for future marketing clearances for additional uses in other indications. While we have a de novo classification request for BT-001 pending with the FDA, we have not yet received de novo classification from the FDA to market and sell BT-001 in the United States for any use. However, we have begun incurring costs, including costs to build our commercial team and sales force, in anticipation of potential FDA de novo classification being granted. If we are unable to obtain the necessary grant from the FDA to market and sell BT-001 in the United States and then to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for BT-001, if authorized. Further, because we have incurred costs prospectively in advance of FDA de novo classification, we would be unable to recoup these costs if BT-001 is not granted marketing authorization by the FDA or if it is granted de novo classification but fails to obtain market acceptance. We have other digital therapeutic candidates in development that depend on marketing clearance to be obtained under FDA’s 510(k) clearance pathway, enabled by the de novo classification of our first BT- 001 product candidate; thus, if we are unsuccessful in obtaining de novo classification of our pending de novo classification request for BT-001, we would need to seek de novo classification for the next digital therapeutic indication we seek to market. If de novo marketing authorization is granted for BT-001, it is uncertain whether, depending on their design and intended uses, future candidates may also be required by the FDA to obtain marketing authorization through the de novo classification process, which would lead to longer more expensive development. Unexpected or serious complications or other unforeseen negative effects related to the development or market acceptance of any digital therapeutic we seek to market could materially and adversely affect our business.

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

We recently completed a potentially pivotal clinical trial and our de novo classification request for BT-001 for the treatment of T2D was recently accepted for substantive review by the FDA. The virtual aspects of the trial design included recruitment of participants using email and social media and conducting the study using telemedicine visits. In order to obtain de novo classification, we must submit clinical data demonstrating the safety and effectiveness of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. For example, we announced results from our potentially pivotal clinical trial of BT-001 in July 2022, but the FDA will ultimately determine whether these results provide adequate support to grant our de novo classification request. We may incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, Institutional Review Boards ("IRBs"), or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. In addition, successful results of earlier pilot studies are not necessarily indicative of future clinical trial results, and predecessor pilot study or clinical trial results may not be replicated in subsequent clinical trials.

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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.

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

If the interim, topline or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our long-term growth depends on our ability to enhance our digital therapeutic products, expand our indications and develop and commercialize additional products once granted marketing authorization and clearance.

It is important to our business strategy that we continue to enhance BT-001 with additional functionalities and, in the future, additional indications, as well as develop, seek authorization or clearance for and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements will depend on several factors, including our ability to:

•
properly identify and anticipate physician and patient needs;
•
develop and introduce new functionalities, uses, products and product enhancements in a timely manner and in compliance with FDA regulations and expectations;
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

Failure to establish, protect or enforce our intellectual property rights could harm our business and results of operations.

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

We may not receive the necessary de novo classification grant for BT-001 or clearances for future expanded indications of BT-001, and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

Our strategy is dependent on the initial de novo classification by FDA of BT-001 granting its ability for marketing in the United States. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing products, we must first receive either clearance under Section 510(k) of the FD&C Act, or authorization under the de novo classification process added under the FDAMA, or premarket approval (“PMA”) from the FDA, unless an exemption applies.

The de novo classification process, which is the development pathway required based on discussions with the FDA for BT-001 for our current planned use in treatment of T2D, provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process where devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the United States market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence demonstrations. We plan to pursue the 510(k) clearance process for the addition of expanded indications for BT-001.

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

In the United States, we are currently developing BT-001 through the de novo classification pathway. Some modifications to BT-001 that have not been previously authorized may require us to submit a 510(k) premarket clearance application or a subsequent de novo classification request prior to implementing the change for marketing. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

After de novo classification, if granted, for BT-001, we will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, labeling, sale, promotion, advertising, medical device reporting, registration, distribution, and listing of devices. For example, we must submit reports to the FDA, for certain adverse events. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of these medical device adverse event reports, the FDA might ask for additional information or initiate further investigation.

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

If following authorization of BT-001 or any other product candidates we may commercialize the FDA or any foreign regulatory body determines that our promotional materials or training include promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authorities, such as false claims laws for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Healthcare Laws and Regulations

The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations and whether we are successful in obtaining coverage from a broad spectrum of payers. Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, if we are not successful in obtaining coverage from a broad spectrum of payers, our ability to successfully commercialize our product candidates may be impacted.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly authorized, cleared, or approved products and coverage may be more limited than the purposes for which the product is authorized for marketing by the FDA or comparable foreign regulatory authorities.

Factors payers consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;

•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Each payer determines whether it will provide coverage for a treatment, under what benefit (pharmacy, medical, other), what amount it will pay the manufacturer for the treatment, and on what tier of its pharmacy formulary or under what medical coverage policy it will be placed. The position on a payer’s list of covered drugs, biological products, and medical devices, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. There may be significant delays in obtaining such coverage and reimbursement for newly marketed products, and coverage may be more limited than the purposes for which the product is authorized for marketing by the FDA.

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

In addition, in some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. A Member State may approve a specific price for the products, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Future laws, regulations, standards, obligations, amendments and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to patients or consumers, including information derived therefrom, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred from April 1, 2022 and lasted through June 30, 2022, the 2% payment reduction resumed on July 1, 2022.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on all drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We identified a material weakness our internal control over financial reporting related to the inaccurate accounting for the value of shares to be issued to the underwriter at the closing of our IPO as well as inaccurate accounting for certain accrued expenses and prepaid expenses and our restatement of our financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity. Up to and including the third fiscal quarter of 2021, our disclosure controls and procedures were not effective. We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures of our Form 10-Q for the third quarter of 2021, to remediate the material weakness but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Risks Related to Our Organizational Structure

Our executive chairman of the board of directors, David Perry has significant influence over the Company.

As of September 30, 2022, Mr. Perry owns approximately 45% of the outstanding shares of our common stock. As long as Mr. Perry either owns or controls a significant percentage of outstanding voting power, he has the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Some of these persons or entities may have interests different than yours.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing and evolving COVID-19 pandemic and economic and political developments, including the conflict in Ukraine, rising interest rates and high inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
•
variations in our operating performance and the performance of our competitors in general;
•
material and adverse impacts of global economic and political developments, including the war in Ukraine, rising interest rates and high inflation, and the ongoing COVID-19 pandemic on the markets and the broader global economy;
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

A significant portion of our total outstanding shares may be sold into the market which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022, we had 23,744,063 shares of common stock outstanding, which may be resold in the public market immediately without restriction, subject only to the restrictions of Rule 144 under the Securities Act. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our shares of common stock in the public market, the market price of our common stock could decline significantly.

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

Additionally, our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change and innovation. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management, or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment.

We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a public company, we will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the ("PCAOB") and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We qualify as an “emerging growth company” and as a “smaller reporting company”, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the shares of our common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stocks in our IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our common stock and its stock price may be more volatile.

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

BETTER THERAPEUTICS, INC. (Registrant)

Date: November 14, 2022	By:	/s/ Frank Karbe
Frank Karbe
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mark Heinen
Mark Heinen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)