Form 10-Q
period 2023-03-31
Better Therapeutics, Inc.
filed 2023-05-11
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-39864

BETTER THERAPEUTICS, INC.

Delaware	85-3472546
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
548 Market St. #49404 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 887-2311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BTTX	The Nasdaq Stock Market LLC

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

As of May 5, 2023, the registrant had 31,731,352 shares of common stock, $0.001 par value per share, outstanding.

i

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

The accompanying notes are an integral part of these Financial Statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$6,068	$15,740
Prepaid expenses	1,968	2,496
Other current assets	406	210
Total current assets	8,442	18,446

Capitalized software development costs, net	3,752	3,888
Property and equipment, net	131	121
Other long-term assets	483	488
Total Assets	$12,808	$22,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,513	$3,035
Accrued payroll	3,078	2,301
Other accrued expenses	2,510	3,626
Current portion of long-term debt	5,539	4,532
Total current liabilities	13,640	13,494

Long-term debt, net of current portion and debt issuance costs	9,001	10,348
Total liabilities	22,641	23,842

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022 and 23,852,272 and 23,851,022 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	111,025	110,602
Accumulated deficit	(120,860)	(111,503)
Total Stockholders' Deficit	(9,833)	(899)
Total Liabilities and Stockholders’ Deficit	$12,808	$22,943

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$3,389	$3,673
Sales and marketing	2,104	2,044
General and administrative	3,432	3,628
Total operating expenses	8,925	9,345
Loss from operations	(8,925)	(9,345)
Interest expense, net	(431)	(317)
Loss before provision for income taxes	(9,356)	(9,662)
Provision for income taxes	1	—
Net loss	$(9,357)	$(9,662)
Net loss per share, basic and diluted	$(0.39)	$(0.41)
Weighted-average shares used in computing net loss per share	23,826,594	23,413,213

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	23,851,022	$2	$110,602	$(111,503)	$(899)
Net loss	—	—	—	(9,357)	(9,357)
Issuance of common stock under equity incentive plans	1,250	—	—	—	—
Share based compensation	—	—	423	—	423
Balance as of March 31, 2023	23,852,272	$2	$111,025	$(120,860)	$(9,833)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net loss	—	—	—	(9,662)	(9,662)
Issuance of common stock under equity incentive plans	5,882	—	1	—	1
Share based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	$108,828	$(81,405)	$27,425

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,357)	$(9,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	663
Share based compensation expense	410	366
Loss on write-off of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	337	1,239
Accounts payable	(522)	(788)
Accrued expenses and other liabilities	(339)	(682)
Net cash used in operating activities	(8,716)	(8,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26)	(39)
Capitalized internal-use software costs	(495)	—
Net cash used in investing activities	(521)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of common stock options	—	1
Payment on long-term debt	(435)	—
Net cash (used in) provided by financing activities	(435)	1

Net change in cash and cash equivalents	(9,672)	(8,893)
Cash and cash equivalents, beginning of period	15,740	40,566
Cash and cash equivalents, end of period	$6,068	$31,673

Supplemental disclosures of cash flow information:
Cash paid for interest	$(495)	$(219)

The accompanying notes are an integral part of these Financial Statements.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company’s lead product candidate, BT-001, completed a first-in-class open label, randomized, controlled, parallel group clinical trial for the treatment of patients with T2D in July 2022 and successfully met its primary and secondary endpoints as well as a host of exploratory endpoints. The Company submitted a de novo classification request to the FDA in September 2022, seeking marketing authorization of BT-001 for the treatment of adult patients with T2D and in October 2022, the FDA notified the Company that its de novo classification request was accepted for substantive review. The 90-day primary endpoint data was published in the peer reviewed journal Diabetes Care in October 2022. As part of the typical de novo review process and, as expected by the Company, in February 2023, the Company received a Request for Additional Information from the FDA notifying the Company that, after review of the Company’s submission, the FDA determined that additional information is required and placed the review on hold. The letter outlined the FDA’s view that the Company’s submission has a number of deficiencies, classified into major and minor deficiencies. The Company requested a meeting with the FDA to clarify several of the major deficiencies noted as well as to seek guidance on its options to address them. That meeting also took place in February 2023. During the meeting the FDA provided helpful context, clarifications and guidance. The Company submitted its response to the FDA's comments on April 17, 2023. The Company believes it has addressed the FDA’s questions and the Company's previously provided guidance that it anticipates the FDA’s decision by the middle of 2023 remains unchanged. If the FDA determines that the Company has not resolved or is unable to resolve the deficiencies noted in its February 2023 letter, the Company may need to amend the indications for use for which it is seeking authorization and/or conduct another clinical trial, and the authorization and commercial launch of BT-001 could be significantly delayed or the authorization could be denied.

The Company achieved positive top-line results in its LivVita study, a first-ever clinical study evaluating the feasibility of its digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, the Company intends to apply for breakthrough device designation from the FDA for its investigational CBT-based treatment platform for these indications in the third quarter of 2023. The Company plans to use data from the LivVita study and the exploratory endpoints in hypertension and hyperlipidemia from the BT-001 pivotal trial to inform the potential initiation of additional pivotal trials in support of seeking FDA authorization in CMDx indications beyond T2D.

The Company is conducting real world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of BT-001 for the treatment of T2D. The randomized, controlled, multi-site studies are expected to enroll patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in the fourth quarter of 2023, once a sufficient number of patients have completed an incremental 180 days of treatment. The study seeks to provide payers and providers with long-term data related to usage and outcomes in a real-world like setting.

We are a remote, "fully distributed" company, and do not have offices.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2022 and 2021.

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

Liquidity and Capital Resources

The Company is in the development stage and its activities have consisted principally of raising capital, performing research and development and preparing for potential commercial launch of BT-001, if authorized by the FDA. Since inception the Company has incurred significant losses from operations. As of March 31, 2023, the Company had cash of $6.1 million and an accumulated deficit of $120.9 million. In April 2023, the Company completed a private placement of shares of the Company’s common stock for an aggregate purchase price of $6.5 million (see Note 10). The Company incurred a net loss of $9.4 million and used $8.7 million of cash in operating activities during the three months ended March 31, 2023. The Company's primary use of cash is to fund operating expenses, which consist predominantly of research and development expenses related to its lead product candidate, BT-001, real world evidence programs, activities to prepare for a potential commercial launch and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

The Company has incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. The Company expects to incur substantial expenses in the foreseeable future for the development and potential commercialization of its product candidates, ongoing internal research and development programs and general and administrative activities. At this time, the Company cannot reasonably estimate the nature, timing or aggregate amount of costs for its development, potential commercialization, internal research and development programs and general and administrative activities. However, in order to complete its planned product development, and to complete the process of obtaining regulatory authorization or clearance for its product candidates, as well as to build the sales, marketing and distribution infrastructure that it believes will be necessary to commercialize its product candidates, if approved, the Company will require substantial additional funding in the future. Under its current operating plan, the Company believes it has sufficient capital to fund its operations to the end of the third quarter of 2023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances. Such estimates, judgments, and assumptions include estimated costs for capitalized internal-use software, fair values of stock-based awards and valuation allowance for deferred tax assets. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company's financial statements will be affected.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Board ("FASB") ASC Topic No. 260 Earnings per Share and are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted per share calculations include the dilutive effect of common stock equivalents in years with net income. As the Company has reported net losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. This ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company does not expect ASU 2020-06 to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Debt

On August 18, 2021, the Company entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules Capital") providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025 and is secured by substantially all of the Company's assets. Payments due for the term loan are interest-only until March 1, 2023 after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, the Company will be required to pay an end of term charge of the greater of (a) $893 and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The Company is accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $95 thousand and $99 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company is permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of the Business Combination (as defined below), (ii) $10.0 million when the Company achieves certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and has initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when the Company has received FDA approval for the marketing of BT-001 for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, the Company borrowed $10.0 million under the Loan Agreement. In May 2022, the Company borrowed $5.0 million under the Loan Agreement. The Company did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to the Company. Additionally, the Company did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of March 31, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.5 million and $14.9 million, respectively. The interest rate was 13.45% and 13.2% as of March 31, 2023 and December 31, 2022, and there was $106 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of March 31, 2023 and December 31, 2022.

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

On April 5, 2023, the Company entered into the First Amendment (the "Amendment") to the Loan Agreement with Hercules Capital. The Amendment provides for a cessation of amortization payments under the Loan Agreement until August 1, 2023 or, if certain benchmarks are hit, November 1, 2023. The Amendment also provides a security interest in the intellectual property of the Company and its subsidiaries which is required to be released by Hercules Capital on the achievement of certain benchmarks. Additionally, the Amendment waives the prepayment penalty under the Loan Agreement for any prepayment in full prior to December 31, 2023. The current portion of long-term debt displayed on the accompanying balance sheet as of March 31, 2023 reflects the required payments anticipated before the Amendment went into effect.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Accrued Liabilities

	March 31,	December 31,
	2023	2022
Due to service providers	$1,555	$1,335
Due to professionals	316	506
Financed insurance	503	963
Accrued interest	106	168
Other	30	654
Other accrued liabilities	$2,510	$3,626

Note 4. Fair Value Measurements

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

Note 5. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,357)	$(9,662)
Weighted-average common stock outstanding	23,851,579	23,605,075
Less: weighted-average shares of common stock subject to vesting	(24,985)	(191,862)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	23,826,594	23,413,213
Loss per share attributable to common shareholders, basic and diluted	$(0.39)	$(0.41)

As of March 31, 2023 and 2022 potentially dilutive securities of 4,531,292 and 1,717,681 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive.

Note 6. Share-Based Compensation

In August 2020, the Company adopted the Better Therapeutics Inc. 2020 Stock Option and Grant Plan (the “2020 Plan”) to grant equity-based incentives to officers, directors, consultants and employees. The equity-based incentives include Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards. A total of 807 thousand shares of the Company's common stock have been reserved for issuance pursuant to the 2020 plan. Following the closing of the Company's business combination with Mountain Crest Acquisition Corp. II (the "Business Combination"), no further shares have been issued under the 2020 Plan.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In October 2021, the Company adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentives to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2021 Plan will be automatically increased by five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator of the 2021 Plan. As of March 31, 2023, the Company had a total of 2.4 million shares reserved for issuance under the 2021 Plan.

In October 2021, the Company adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2021, the number of shares of common stock reserved for issuance under the ESPP will be automatically increased by the lesser of (i) 560 thousand shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the Administrator of the ESPP. As of March 31, 2023, the Company had a total of 567 thousand shares reserved for issuance under the ESPP.

In November 2022, the Company adopted the Better Therapeutics, Inc 2022 Inducement Plan (the "Inducement Plan") to grant equity awards to prospective officers and employees who are not currently employed by the Company. The equity-based incentives include non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights. A total of 600,000 shares of common stock have been initially reserved for issuance under the Inducement Plan. As of March 31, 2023, the Company had a total of 400 thousands shares reserved for issuance under the Inducement Plan.

Stock Options

Stock options are exercisable for periods not to exceed 10 years, and vest and contain such other terms and conditions as specified in the applicable award document. Stock options granted with service conditions generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. The Company has also issued options with performance-based and market-based vesting conditions. Stock option activity for the periods presented is as follows (in thousands, except share and per share data):

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,999,223	$3.95	9.3	$64
Granted	783,560	1.15
Exercised	(1,250)	0.50
Forfeited	(250,241)	3.66
Balance as of March 31, 2023	4,531,292	$3.49	8.9	$21

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the three months ended March 31, 2023, was $0.54 per share. As of March 31, 2023, total unrecognized compensation expense related to unvested stock options was $3.6 million which is expected to be recognized over a weighted-average period of 4.79 years.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option award granted is estimated on the grant date. The grant date fair value of options with service and performance-based vesting conditions is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company's common stock, risk-free interest rates, and the dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent the Company's best estimates. These estimates involve inherent uncertainties and the application of our judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years.

The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

Three Months Ended
March 31, 2023
Expected Term (Years)	6.08
Expected Volatility	41%
Risk-free interest rate	4.19%
Dividend Yield	—

In July 2022, the Company granted options with performance-based vesting conditions to the Company's new Chief Executive Officer ("CEO"), which entitle the CEO with the right to purchase shares of common stock upon achievement of the Company's common stock reaching specified market prices for consecutive 90 day periods, the achievement of certain revenue and/or other targets as defined in the award agreements. The performance-based market awards consist of two separate specified award values that vest upon achievement of applicable performance goals, which can result in a vesting range of up to 1,850,000 shares in the aggregate. As of March 31, 2023, the performance-based conditions for the awards to the CEO have not been met. The related stock-based compensation expense is being recognized over a remaining period of 7.8 years.

Restricted Stock

During the three months ended March 31, 2023, eight thousand shares of common stock vested and converted into unrestricted common stock. As of March 31, 2023 there were 22 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $9 thousand is expected to be recognized on a straight-line basis over approximately the next 9 months for the unvested restricted stock outstanding as of March 31, 2023.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24 month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. During the three months ended March 31, 2023 the Company recorded $66 thousand of expense in connection with the ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2023
	2023	2022
Research and development	$161	$140
Sales and marketing	16	23
General and administrative	246	203
Total equity-based compensation expense	$423	$366

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2023 and 2022, $13 thousand and zero of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

Note 7. Income Taxes

The effective tax rate was zero for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the Company's statutory tax rate of 21%, primarily due to a change in valuation allowance as of March 31, 2023 and 2022, respectively.

Note 8. Commitments and Contingencies

From time to time, the Company becomes involved in claims, vendor disputes and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to it, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows. The Company records liabilities for legal and other contingencies when losses are probable and estimable. As of March 31, 2023, the Company has an estimated accrued liability of $1.1 million related to a disputed change order with one of its vendors. This accrual is based on management's estimate of probable outcome, however the amount remains in dispute and could ultimately exceed the amount presently accrued.

The Company enters into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Note 9. Restructuring

On March 23, 2023 Company announced a reduction in workforce of approximately 35% of its employees and other cost saving initiatives as part of a cost reduction initiative to improve its cash runway and focus on the long-term success of the Company. Cash disbursements for expenses associated with the restructuring are expected to be paid through the second quarter of 2023. The following table provides a summary related to the Company's restructuring activity, recorded in accrued payroll on the accompanying balance sheets, as of March 31, 2023:

Employee Severance and Related Benefits
Balance at December 31, 2022	$-
Charges	430
Payments	-
Balance at March 31, 2023	$430

Note 10. Subsequent Events

On April 6, 2023 the Company entered into a Securities Purchase Agreement with certain investors (the "Purchasers") providing for the private placement (the "Private Placement") to the Purchasers of an aggregate of 7,878,786 shares of the Company's common stock, for an aggregate purchase price of approximately $6.5 million (or $0.825 per share). The Private Placement closed on April 10, 2023. The Company intends to use the net proceeds from the Private Placement to support the execution of key milestones, including the potential marketing authorization of its prescription digital therapeutics, BT-001, from the FDA and the completion of other strategic initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere this Quarterly Report. Unless otherwise specified all dollar amounts are in U.S. Dollars.

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

Our lead PDT product candidate, BT-001, completed a first-in-class open label, randomized, controlled, parallel group clinical trial for the treatment of patients with T2D in July 2022 and successfully met its primary and secondary endpoints as well as a host of exploratory endpoints. We submitted a de novo classification request to the FDA in September 2022, seeking marketing authorization of BT-001 for the treatment of adult patients with T2D and in October 2022, the FDA notified us that our de novo classification request was accepted for substantive review. The 90-day primary endpoint data was published in the peer reviewed journal Diabetes Care in October 2022. As part of the typical de novo review process and, as expected in February 2023, we received a Request for Additional Information from the FDA notifying us that, after review of our submission, the FDA determined that additional information is required. The letter outlined the FDA’s view that our submission has a number of deficiencies, classified into major and minor deficiencies. We requested a meeting with the FDA to clarify several of the major deficiencies noted as well as to seek guidance on our options to address them. That meeting also took place in February. During the meeting the FDA provided helpful context, clarifications and guidance, and we submitted our response to the FDA's comments on April 17, 2023. We believe we have addressed the FDA’s questions and our previously provided guidance that we anticipate the FDA’s decision by the middle of 2023 remains unchanged. If the FDA determines that we have not resolved or are unable to resolve the deficiencies noted in the February 2023 letter, we may need to amend the indications for use for which we are seeking authorization and/or conduct another clinical trial, and the authorization and commercial launch of BT-001 could be significantly delayed or the authorization could be denied.

We also achieved positive top-line results in our LivVita study, a first-ever clinical study evaluating the feasibility of our digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, we intend to apply for breakthrough device designation from the FDA for our investigational CBT-based treatment platform for these indications in the third quarter of 2023. We plan to use data from the LivVita study and the exploratory endpoints in hypertension and hyperlipidemia from the BT-001 pivotal trial to inform the potential initiation of additional pivotal trials in support of seeking FDA authorization in CMDx indications beyond T2D.

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

We are also conducting real world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of BT-001 for the treatment of T2D. The randomized, controlled, multi-site studies are expected to enroll patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in the fourth quarter of 2023, once a sufficient number of patients have completed an incremental 180 days of treatment. The study seeks to provide payers and providers with long-term data related to usage and outcomes in a real-world like setting.

We have conducted primary market research into the potential for reimbursement coverage of our lead product candidate by representative payer groups and believe widespread reimbursement coverage can be established over time, subject to FDA marketing authorization for BT-001. These findings have been further supported by larger, independent research studies, such as the one conducted by Xcenda and presented at the AMCP Nexus meeting in October 2022.

We have combined medical, behavioral and data sciences to develop a clinically validated software-based therapeutics platform targeting behavioral change at scale. Our platform allows for the creation of multiple PDTs that are designed to treat patients with CBT, delivered digitally via an app, to address the underlying causes of CMDx. If authorized by the FDA, our PDTs are intended to be prescribed by physicians and reimbursed by health insurance providers.

Impact of COVID-19 and Other Macroeconomic Events

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has not had a significant impact on our operations. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole, however we will continue to monitor the effects of the COVID-19 pandemic closely.

In addition, economic uncertainty in various global markets caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Components of Results of Operations

Revenue

We expect that our primary sources of revenue will be through reimbursement coverage for our treatments by commercial insurers, Medicare, Medicaid and the Veterans Administration in the U.S. and our near-term plan is to obtain broad reimbursement coverage for our first PDT for treating T2D, BT-001, if authorized for marketing by the FDA. We expect to pursue obtaining favorable rates and broad reimbursement coverage through demonstrating and generating a comprehensive set of evidence to substantiate the value of BT-001 based on its impact on clinical outcomes, total cost of care, and durability of effect. Obtaining favorable rates and broad reimbursement coverage and timing of obtaining such coverage for BT-001, if authorized for marketing by the FDA, and our other product candidates is highly uncertain. As a result, the timing and the amount of revenue we expect to recognize from monetizing our product candidates may vary based on various factors.

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

Research and Development

Our research and development expenses consist of external and internal expenses incurred in connection with our research activities and development programs. These expenses include external expenses, including expenses associated with contract research organizations ("CROs") and consultants engaged to manage and conduct clinical trials, other research and development expenses associated with software development and licenses, other external development services and expenses associated with analysis and publications of research findings. Additionally, our research and development expenses include internal personnel expenses, including expenses for salaries and benefits, stock-based compensation, and allocation of certain overhead expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, advertising and public relations costs and consulting services. We expect our sales and marketing expenses to increase for the foreseeable future as we prepare for the potential commercial launch of BT-001. Our sales and marketing efforts are expected to focus on targeting payers, patients and health care providers through general awareness and branded promotional activities. We initially plan to focus primarily on innovative healthcare systems and Integrated Delivery Networks to reach a sizable number of primary care physicians and endocrinologists with a modestly sized sales team.

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

Results of Operations

Comparisons of the three months ended March 31, 2023 and 2022.

The following table summarizes our results of operations for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change	% Change
Operating expenses:
Research and development	$3,389	$3,673	$(284)	(8)%
Sales and marketing	2,104	2,044	60	3%
General and administrative	3,432	3,628	(196)	(5)%
Total operating expenses	8,925	9,345	(420)	(4)%
Loss from operations	(8,925)	(9,345)	420	(4)%
Interest expense, net	(431)	(317)	(114)	36%
Loss before provision (benefit) from income taxes	(9,356)	(9,662)	306	(3)%
Provision (benefit) from income taxes	1	—	1	N/M
Net loss	$(9,357)	$(9,662)	$305	(3)%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $3.4 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. The decrease was primarily due to a $0.4 million increase in capitalized software development costs and a $0.2 million decrease in clinical study costs as a result of the completion of the BT-001 pivotal trial in the third quarter of 2022. This was partially offset by a $0.3 million restructuring charge in the first quarter of 2023.

Sales and Marketing Expenses

Sales and marketing expenses were $2.1 million for the three months ended March 31, 2023, compared to $2.0 million for the three months ended March 31, 2022. The increase was primarily related to a $0.5 million increase in personnel and consulting cost associated with preparing for the potential commercial launch of BT-001, partially offset by a $0.3 million decrease in real world evidence study related expenses.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended March 31, 2023, compared to $3.6 million for the three months ended March 31, 2022. The decrease was primarily related to a $0.6 million decrease in business insurance costs, partially offset by a $0.3 million increase in personnel-related costs.

Interest Expense, Net

Interest expense, net was $0.4 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022. The increase was primarily the result of an additional $5.0 million borrowed under our secured term loan agreement with Hercules Capital, Inc. ("Hercules Capital") in the second quarter of 2022.

Liquidity and Capital Resources

We have primarily funded our operations through the sale of common stock, preferred stock, convertible notes, simple agreements for future equity and funding from our business combination with Mountain Crest Acquisition Corp. II.

On August 18, 2021, we entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025, and is secured by substantially all of our assets. Payments due for the term loan are interest-only until March 1, 2023, after which principal shall be repaid in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. We incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, we will be required to pay an end of term charge of the greater of (a) $893 and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. We are accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $95 thousand and $99 thousand for the three months ended March 31, 2023 and 2022, respectively. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of our business combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to BT-001 and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for the marketing of BT-001 for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the Loan Agreement. In May 2022 we borrowed $5.0 million under the Loan Agreement. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to us. Additionally, we did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of March 31, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.5 million and $14.9 million, respectively. The interest rate was 13.45% and 13.2% as of March 31, 2023 and December 31, 2022, and there was $106 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of March 31, 2023 and December 31, 2022, respectively.

The Loan Agreement contains customary representations, warranties, non-financial covenants, and events of default. The Loan Agreement also contains subjective acceleration clauses. In the event a subjective acceleration clause is invoked, the outstanding principal, interest, end of term charge and prepayment penalty would become payable on demand by the lender. The lender has not invoked any of the subjective acceleration clauses as of the date of issuance of these financial statements. As disclosed in Note 1 to our financial statements included elsewhere in the Quarterly Report, our liquidity and capital resource issues could lead to the failure of a financial covenant in the year ending December 31, 2023 without additional funding.

As of March 31, 2023, we had $6.1 million in cash, and an accumulated deficit of $120.9 million. On April 6, 2023 we entered into a Securities Purchase Agreement with certain investors (the "Purchasers") providing for the private placement (the "Private Placement") to the Purchasers of an aggregate of 7,878,786 shares of the Company's common stock, for an aggregate purchase price of approximately $6.5 million (or $0.825 per share). The Private Placement closed on April 10, 2023. Our primary use of cash is to fund operating expenses, which predominantly consist of research and development expenses related to our lead product candidate, BT-001, preclinical programs, activities to prepare for a potential commercial launch and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if authorized by the FDA, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations through the third quarter of 2023. These factors raise substantial doubt regarding our ability to continue as a going concern.

On April 5, 2023, we entered into the First Amendment (the "Amendment") to the Loan Agreement with Hercules Capital. The Amendment provides for a cessation of amortization payments under the Loan Agreement until August 1, 2023 or, if certain benchmarks are hit, November 1, 2023. The Amendment also provides a security interest in the intellectual property of the Company and our subsidiaries which is required to be released by Hercules Capital on the achievement of certain benchmarks. Additionally, the Amendment waives the prepayment penalty under the Loan Agreement for any prepayment in full prior to December 31, 2023.

On April 6, 2023 we entered into a Securities Purchase Agreement with certain investors (the "Purchasers") providing for the private placement (the "Private Placement") to the Purchasers of an aggregate of 7,878,786 shares of our common stock for an aggregate purchase price of approximately $6.5 million (or $0.825 per share). The Private Placement closed on April 10, 2023. We intend to use the net proceeds from the Private Placement to support the execution of key milestones, including the potential marketing authorization of BT-001 from the U.S. Food and Drug Administration (“FDA”) and the completion of other strategic initiatives.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(8,716)	$(8,855)
Cash used in investing activities	(521)	(39)
Cash (used in) provided by financing activities	(435)	1
Net increase (decrease) in cash and cash equivalents	$(9,672)	$(8,893)

Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $8.7 million, which consisted of a net loss of $9.4 million, a net change of $0.5 million in our net operating assets and liabilities and $1.2 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net decrease in accounts payable and accrued expenses of $0.9 million, and a decrease in prepaid expenses and other assets of $0.3 million. The non-cash charges of $1.2 million consisted of depreciation and amortization expense and share-based compensation expense.

During the three months ended March 31, 2022, net cash used in operating activities was $8.9 million, which consisted of a net loss of $9.7 million, a net change of $0.2 million in our net operating assets and liabilities and $1.0 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in accounts payable and accrued expenses of $1.5 million, offset by a decrease in prepaid expenses and other assets of $1.2 million. The non-cash charges of $1.0 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

Cash Used in Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $0.5 million and was primarily related to capitalized internal-use software costs and capital expenditures.

During the three months ended March 31, 2022, cash used in investing activities was $39 thousand and was primarily related to capitalized expenditures.

Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $0.4 million related to principal payment on long-term debt.

During the three months ended March 31, 2022, cash provided by financing activities was $1 thousand related to proceeds received from the exercise of common stock options.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of March 31, 2023.

Off-Balance Sheet Arrangements

Since the date of our incorporation, we have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "2022 Annual Report").

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The estimates and assumptions used in the financial statements included in this Quarterly Report are based upon management’s evaluation of the relevant facts and circumstances. Such estimates, judgments, and assumptions include estimated costs and useful life for capitalized internal-use software, fair values of stock-based awards and valuation allowance for deferred tax assets. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the three months ended March 31, 2023 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

We account for equity-based compensation arrangements issued to non-employees using the fair value approach prescribed by Accounting Standards Update ("ASU") 2018-07, "Compensation-Stock Compensation (ASC 718): Improvements to Non-employee Share-Based Payment Accounting". The value of non-employee equity-based compensation is measured at the grant date using a fair value-based measure.

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

•
Fair Value of Common Stock — We determine the fair value of common stock based on the closing price of our common stock on the date of the grant.
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
•
Expected volatility — As we had no trading history for our common stock when we granted our option awards prior to our business combination, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards. Due to our limited trading history, we will continue to determine expected volatility using estimates of industry peers.
•
Risk-free interest rate — The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.
•
Expected dividend yield — The dividend yield assumption is zero as we have no history of or plans to make dividend payments.

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

We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We adopted ASU No. 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes, and classified our deferred income taxes as non-current in the balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item 3.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to numerous material and other risks. Careful consideration should be given to the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2022 Annual Report together with all of the other information contained in this Quarterly Report, including our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report. If any of the risks described below actually occur, our business, prospects, operating results and financial condition could suffer materially. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
•
We may not realize the benefits we expect from the reduction in our workforce announced in March 2023 (the "Workforce Reduction") or, as a result of the Workforce Reduction, we may not be successful in attracting, motivating and retaining highly qualified personnel in the future.
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

* Denotes a risk factor that has been added to, or materially updated in, this Quarterly Report.

Risks Related to Our Business

*We are a clinical-stage digital therapeutics company with a limited operating history and have incurred significant financial losses since our inception. We anticipate that we will continue to incur significant financial losses for the foreseeable future.

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

We have no products authorized for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue until sometime in 2023 upon commercialization, if BT-001 is authorized by the FDA. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development, pre-commercialization activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $9.4 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $120.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory authorizations for, our product candidates.

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

*There is substantial doubt about our ability to continue as a going concern.

We have incurred significant financial losses since our inception. Our net loss was $9.4 million and $9.7 million for the three months ended March 31, 2023 and 2022, respectively, and we had an accumulated deficit of $120.9 million as of March 31, 2023. Moreover, we anticipate that we will continue to incur significant financial losses for the foreseeable future. Our existing cash and cash equivalents of $6.1 million as of March 31, 2023 is expected to fund our operations to the end of the third quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

*We may not realize the benefits we expect from our Workforce Reduction or, as a result of the Workforce Reduction, we may not be successful in attracting, motivating and retaining highly qualified personnel in the future.

On March 23 2023, we announced a reduction in our workforce of approximately 35% of our employees as part of a cost reduction initiative to improve our cash runway and focus on the long-term success of the company. We estimated that we will incur approximately $400 thousand in cash-based expenses related to severance and benefits through the third quarter of 2023 as a result of the Workforce Reduction. We may not realize, in full or in part, the anticipated benefits and savings from our Workforce Reduction, and we cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Workforce Reduction may be disruptive to our operations. For example, the Workforce Reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity.

Our workforce reductions could also harm our ability to attract, motivate and retain qualified personnel who are critical to our business in the future. Recruiting and retaining qualified employees, consultants and advisors for our business is and will continue to be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

In August 2021, we entered into (the “Loan Agreement, as amended by the Amendment”) with Hercules Capital as agent and lender. The Loan Agreement provides for an up to $50.0 million Term Loan Facility. The Loan Agreement is secured by a lien on substantially all of our assets, including, but not limited to, shares of our subsidiaries, the current and future intellectual property of the Company and our subsidiaries, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Loan Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, limit our ability to, without Hercules Capital’s prior written consent, effect any of the following, among other things:

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

In addition, on or after July 1, 2023, we are required to maintain a minimum aggregate balance of $5.0 million in cash in one or more controlled accounts. Such requirement terminates if we reach certain valuation requirements. These accounts are required to be maintained as cash collateral accounts securing our obligations under the Loan Agreement. While such requirements apply under the Loan Agreement, our ability to use the cash amounts held in these controlled accounts in the operation of our business will be limited.

On October 28, 2021, we drew down on $10 million of the Term Loan Facility and in May 2022, we drew down an additional $5 million of the Term Loan Facility. Our ability to draw on the remaining Term Loan Facility is contingent on our compliance with the covenants described above and certain other covenants and milestones. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and hence, as a result the associated borrowing is no longer available to the us. Additionally, the Company did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and as a result the associated borrowing is no longer available to us.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of March 31, 2023 and December 31, 2022, we had NOLs for U.S. federal and state income tax purposes of approximately $66.3 million and $59.8 million, respectively. NOLs generated between January 1, 2020 and March 31, 2023 for U.S. federal tax reporting purposes of approximately $63.0 million have an indefinite life. NOLs generated between January 1, 2020 and March 31, 2023 for state tax reporting purposes of approximately $3.3 million will begin to expire in 2035.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether the NOLs from our operations are limited under Section 382 of the Code; however, based on a preliminary review of information available, other than the NOL attributes that were carried forward from our business combination, the Company does not believe its NOLs are currently limited by Section 382. We may have experienced ownership changes in the past and may experience ownership changes in the future, including as a result of our business combination or subsequent shifts in our stock ownership (some of which are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. NOL attributes that were carried forward from our business combination are expected to be subject to the limitations under Section 382. The NOLs subject to that limitation are $77 thousand as of March 31, 2023 and December 31, 2022. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Obtaining de novo classification and clearance from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. For example, as part of the typical de novo review process as expected by us, in February 2023, we received a Request for Additional Information from the FDA notifying us that, after review of our submission, the FDA determined that additional information is required. The letter outlined the FDA’s view that our submission has a number of deficiencies, classified into major and minor deficiencies. We requested a meeting with the FDA to clarify several of the major deficiencies noted as well as to seek guidance on our options to address them. That meeting also took place in February 2023. During the meeting the FDA provided helpful context, clarifications and guidance, and we submitted our response to the FDA's comments on April 17, 2023. We believe we have addressed the FDA’s questions and our previously provided guidance that we anticipate FDA’s decision by the middle of 2023 remains unchanged. If the FDA determines that we have not resolved or are unable to resolve the deficiencies noted in the February 2023 letter, we may need to amend the indications for use for which we are seeking authorization and/or conduct another clinical trial, and the authorization and commercial launch of BT-001 could be significantly delayed or the authorization could be denied.

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
•
we may not reach agreement on acceptable terms with prospective contract research organizations and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

For example, in the United States, no prescription digital therapeutic candidates designed to deliver CBT for treating diabetes, heart disease, and other cardiometabolic conditions have been authorized, to date. We are developing a platform of FDA-regulated, software-based, PDT candidates for treating such conditions through a novel form of CBT. The FDA may lack experience in evaluating the safety and effectiveness of product candidates based on CBT, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of product candidates.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or the de novo classification process may require a new 510(k) clearance or a new de novo classification request. Each of the PMA approval, de novo classification, and the 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer, while the de novo classification request process is usually longer and requires a clinical trial. The process of obtaining a PMA is much more costly and uncertain than the de novo or 510(k) clearance processes and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved, granted marketing authorization or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory authorizations, clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

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

In addition, physicians may misuse our products with their patients if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused, we may become subject to costly litigation by our patients or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance.

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

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations and whether we are successful in obtaining coverage from a broad spectrum of payers. Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services (the "HHS"). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, if we are not successful in obtaining coverage from a broad spectrum of payers, our ability to successfully commercialize our product candidates may be impacted.

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

As of March 31, 2023, Mr. Perry owns approximately 46% of the outstanding shares of our common stock. As long as Mr. Perry either owns or controls a significant percentage of outstanding voting power, he has the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets and may have interests different than yours.

Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our governing documents and the Delaware General Corporation Law, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents include provisions regarding:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, we had outstanding 23,852,272 shares of common stock, which may be resold in the public market immediately without restriction, subject only to the restrictions of Rule 144 under the Securities Act. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our shares of common stock in the public market, the market price of our common stock could decline significantly.

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

*Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments financial institutions that have been placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with any financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of the parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with banks in receivership or other financial difficulty, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure or reorganization of such financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by the parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. In addition, a party with whom we conduct business could be adversely affected by any of the liquidity or other risks that are described above, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any bankruptcy or insolvency of a party with whom we conduct business, or the failure of such party to make payments when due, or any breach or default by such party, could result in material losses to us and may have a material adverse impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2023, the Company entered into a Securities Purchase Agreement with certain related party and non-related party investors pursuant to which the Company agreed to sell and issue to the investors in a private placement an aggregate of 7,878,786 shares of the Company’s common stock at a purchase price of $0.825 per share. Upon the closing of the private placement on April 10, 2023, the Company received gross proceeds of approximately $6.5 million, before the deduction of $325,000 in offering expenses. The Company intends to use the net proceeds from the private placement to support the execution of key milestones, including the potential marketing authorization of its prescription digital therapeutic, BT-001, from the FDA and the completion of other strategic initiatives. Based in part upon the representations of the investors in the Securities Purchase Agreement, the offering and sale of the securities was made in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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
10.1

Securities Purchase Agreement, dated April 6, 2023, by and among Better Therapeutics, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on April 7, 2023).

10.2

First Amendment to the Loan and Security Agreement by and among Better Therapeutics, Inc., Hercules Capital, Inc., and the lenders party thereto, dated April 5, 2023 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on April 7, 2023).

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

BETTER THERAPEUTICS, INC. (Registrant)

Date: May 11, 2023	By:	/s/ Frank Karbe
Frank Karbe
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Mark Heinen
Mark Heinen
Chief Financial Officer
(Principal Financial and Accounting Officer)