Form 10-Q
period 2023-06-30
Better Therapeutics, Inc.
filed 2023-08-09
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-39864

BETTER THERAPEUTICS, INC.

Delaware	85-3472546
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
548 Market St. #49404 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 887-2311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BTTX	The Nasdaq Stock Market LLC

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

As of August 4, 2023, the registrant had 40,577,987 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to successfully launch, commercialize, market and achieve and maintain market acceptance for AspyreRx (formerly BT-001) and our other product candidates, if authorized for marketing, and the timing of any commercialization and marketing efforts;
•
the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials;
•
the rate and degree of market acceptance of AspyreRx and our other product candidates, if authorized for marketing, by physicians, patients, third-party payors and others in the medical community;
•
the willingness of the U.S. Food and Drug Administration ("FDA") to authorize additional prescription digital therapeutics ("PDTs") for marketing and for insurance companies to reimburse their use at favorable rates;
•
our expectations related to the potential benefits of AspyreRx and our product candidates, and of cognitive behavioral therapy ("CBT") and its potential treatment applications;
•
our ability to build our own sales and marketing capabilities to commercialize AspyreRx and our other product candidates, if authorized for marketing, and to advance awareness of PDTs for the treatment of disease among patients and providers;
•
our expectations regarding the sufficiency of our existing cash and cash equivalents to fund our operating expenses and capital expenditure requirements;
•
developments and expectations relating to our competitors and our industry, including any regulatory developments;
•
the pricing, reimbursement and cost-effectiveness of AspyreRx and our other product candidates, if authorized for marketing;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
expectations regarding the use of proceeds from our financings;
•
the implementation of our business model, strategic plans for our business, product candidates and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•
regulatory developments in the United States and foreign countries;
•
our financial performance;
•
the effect of global economic and political developments, including the conflict in Ukraine, and public health events on the foregoing; and
•
other risks and uncertainties including those discussed in Part II, Item 1A - Risk Factors in this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs of the Company and its management concerning future developments and their potential effects on us and are inherently subject to uncertainties and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II, Item 1A - Risk Factors in the Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by public health events, such as the COVID-19 pandemic, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-looking statements contained in this Quarterly Report speak only as of the date of such statement. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$6,196	$15,740
Prepaid expenses	1,166	2,496
Other current assets	60	210
Total current assets	7,422	18,446

Capitalized software development costs, net	3,584	3,888
Property and equipment, net	115	121
Other long-term assets	483	488
Total Assets	$11,604	$22,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,985	$3,035
Accrued payroll	2,747	2,301
Other accrued expenses	2,448	3,626
Current portion of long-term debt	5,693	4,532
Total current liabilities	13,873	13,494

Long-term debt, net of current portion and debt issuance costs	8,519	10,348
Total liabilities	22,392	23,842

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022 and 31,797,101 and 23,851,022 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	117,658	110,602
Accumulated deficit	(128,449)	(111,503)
Total Stockholders' Deficit	(10,788)	(899)
Total Liabilities and Stockholders’ Deficit	$11,604	$22,943

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,240	$4,241	$5,629	$7,914
Sales and marketing	1,704	1,683	3,808	3,727
General and administrative	3,081	3,675	6,513	7,303
Total operating expenses	7,025	9,599	15,950	18,944
Loss from operations	(7,025)	(9,599)	(15,950)	(18,944)
Interest expense, net	(563)	(329)	(994)	(646)
Loss before provision for income taxes	(7,588)	(9,928)	(16,944)	(19,590)
Provision for income taxes	1	—	2	—
Net loss	$(7,589)	$(9,928)	$(16,946)	$(19,590)
Net loss per share, basic and diluted	$(0.24)	$(0.42)	$(0.62)	$(0.83)
Weighted-average shares used in computing net loss per share	31,215,194	23,592,995	27,541,308	23,498,978

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	23,851,022	$2	$110,602	$(111,503)	$(899)
Net loss	—	—	—	(9,357)	(9,357)
Issuance of common stock under equity incentive plans	1,250	—	—	—	—
Share-based compensation	—	—	423	—	423
Balance as of March 31, 2023	23,852,272	$2	$111,025	$(120,860)	$(9,833)
Net loss	—	—	—	(7,589)	(7,589)
Issuance of common stock, net of issuance costs	7,878,786	1	6,099	—	6,100
Issuance of common stock under equity incentive plans	66,043	—	41	—	41
Share-based compensation	—	—	493	—	493
Balance as of June 30, 2023	31,797,101	$3	$117,658	$(128,449)	$(10,788)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net loss	—	—	—	(9,662)	(9,662)
Issuance of common stock under equity incentive plans	5,882	—	1	—	1
Share-based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	$108,828	$(81,405)	$27,425
Net loss	—	—	—	(9,928)	(9,928)
Issuance of common stock under equity incentive plans	124,370	—	145	—	145
Share-based compensation	—	—	412	—	412
Balance as of June 30, 2022	23,732,970	$2	$109,385	$(91,333)	$18,054

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,946)	$(19,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552	1,314
Share-based compensation expense	888	767
Loss on write-off of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,485	2,294
Accounts payable	(50)	(435)
Accrued expenses and other liabilities	(732)	60
Net cash used in operating activities	(13,803)	(15,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26)	(69)
Capitalized internal-use software costs	(998)	(377)
Net cash used in investing activities	(1,024)	(446)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of shares under the PIPE investment	6,500	—
Payment of costs directly attributable to the issuance of common stock in connection with the PIPE investment	(400)	—
Proceeds from exercise of common stock options	—	21
Proceeds from the issuance of shares under the employee stock purchase plan	41	125
Proceeds from the issuance of long-term debt	—	5,000
Payment on long-term debt	(858)	—
Net cash provided by financing activities	5,283	5,146

Net change in cash and cash equivalents	(9,544)	(10,881)
Cash and cash equivalents, beginning of period	15,740	40,566
Cash and cash equivalents, end of period	$6,196	$29,685

Supplemental disclosures of cash flow information:
Cash paid for interest	$(996)	$(462)

The accompanying notes are in integral part of these Financial Statements

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

In July 2023, the FDA authorized AspyreRx (formerly BT-001), a prescription only PDT treatment indicated to provide cognitive behavioral therapy to patients 18 years or older with T2D. The device targets behavior to aid in the management of type 2 diabetes in patients who are under the care of a healthcare provider. It provides cognitive behavioral therapy as a treatment that should be used adjunctively with standard of care. AspyreRx was reviewed through the FDA's de novo pathway and its authorization creates a new class of diabetes digital behavioral therapeutic devices. AspyreRx is expected to launch in the fourth quarter of 2023.

The Company completed a first-in-class open label, randomized, controlled, parallel group clinical trial of BT-001 for the treatment of patients with T2D in July 2022. The clinical trial successfully met its primary and secondary endpoints as well as a host of exploratory endpoints. The 90-day primary endpoint data was published in the peer reviewed journal Diabetes Care in October 2022.

The Company achieved positive top-line results in its LivVita study, a first-ever clinical study evaluating the feasibility of its digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, the Company intends to submit a request to the FDA for Breakthrough Device Designation for its investigational CBT-based treatment platform by the end of 2023. The Company plans to use data from the LivVita study and the exploratory endpoints in hypertension and hyperlipidemia from the BT-001 pivotal trial to inform the potential initiation of additional pivotal trials in support of seeking FDA authorization in CMDx indications beyond T2D.

The Company is conducting real world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of AspyreRx for the treatment of T2D. The randomized, controlled, multi-site studies are expected to enroll patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to usual care. Interim study results are expected to be reported in the fourth quarter of 2023, once a sufficient number of patients have completed an incremental 180 days of treatment. The study seeks to provide payers and providers with long-term data related to usage and outcomes in a real-world like setting.

The Company is a remote, "fully distributed" company, and does not have offices.

April Private Investment

On April 6, 2023 the Company entered into a Securities Purchase Agreement with certain investors pursuant to which it issued and sold an aggregate of 7,878,786 shares of its common stock to such investors, for an aggregate purchase price of approximately $6.5 million in private placement (the "April Private Placement"). The April Private Placement closed on April 10, 2023. The Company intends to use the net proceeds from the April Private Placement to support the execution of key milestones, including commercial launch of the FDA authorized AspyreRx.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

“At-the-Market” Offering

On May 11, 2023, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”) pursuant to which the Company may issue and sell up to an aggregate amount of $6.9 million in shares of its common stock (the “ATM Shares”) from time to time, at its discretion, through Virtu as its sales agent or principal. Subject to the terms of the Sales Agreement, Virtu may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company may sell the ATM Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any ATM Shares under the Sales Agreement. The Company or Virtu may suspend or terminate the offering upon notice to the other party and subject to other conditions.

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2022 and 2021.

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

Nasdaq Delisting Notice

On April 5, 2023, the Company received a deficiency letter (the “April Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. The April Letter further noted that as of its date, the Company did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company was provided 45 calendar days, or until May 19, 2023, to submit a plan to regain compliance (the “Compliance Plan”), with an extension of 180 calendar days to evidence compliance with the Stockholders’ Equity Requirement if the Compliance Plan is acceptable to the Staff. On April 24, 2023, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq's continued listing standards by demonstrating compliance with Nasdaq's alternative standard of market value of listed securities in excess of $35 million under Nasdaq Listing Rule 5550(b)(2) and that the matter was closed.

On June 16, 2023 the Company received deficiency letters (the "June Letters") from the Staff notifying the Company that it was not in compliance with the minimum bid price requirement and the market value of listed securities requirement for continued listing on the Nasdaq Capital Market. The June Letters noted that, as of their date, the bid price of the Company's common stock was below $1 per share and the Company's market value of listed securities was below $35 million, in each case for 30 consecutive business days. In accordance with Nasdaq rules, the Company has been provided 180 calendar days, or until December 13, 2023, to regain compliance. The June Letters are only a notification of deficiency, not of imminent delisting, and have no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Capital Resources

The Company has been in the development stage and its activities have consisted principally of raising capital, performing research and development and preparing for the commercial launch of AspyreRx. Since inception the Company has incurred significant losses from operations. As of June 30, 2023, the Company had cash of $6.2 million and an accumulated deficit of $128.4 million. In April 2023, the Company completed a private placement of shares of the Company’s common stock for an aggregate purchase price of $6.5 million. In July 2023, the Company issued and sold 2,023,583 shares of its common stock pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million. Also in July 2023, the Company issued and sold 2,897,657 shares of common stock in a private placement for an aggregate purchase price of $2.1 million and issued and sold 3,859,649 shares of common stock in a registered direct offering for an aggregate purchase price of $2.2 million (See Note 10). The Company incurred a net loss of $16.9 million and used $13.8 million of cash in operating activities during the six months ended June 30, 2023. The Company's primary use of cash is to fund operating expenses, which consisted predominantly of research and development expenses related to its lead product candidate, AspyreRx, real world evidence programs, activities to prepare for a commercial launch and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

The Company has incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. The Company expects to incur substantial expenses in the foreseeable future for the development and commercialization of its product candidates, ongoing internal research and development programs and general and administrative activities. At this time, the Company cannot reasonably estimate the nature, timing or aggregate amount of costs for its development, commercialization, internal research and development programs and general and administrative activities. However, in order to complete its planned product development, and to complete the process of obtaining regulatory authorization or clearance for future product candidates, as well as to build the sales, marketing and distribution infrastructure that it believes will be necessary to commercialize AspyreRx and its future product candidates, if approved, the Company will require substantial additional funding in the future. Under its current operating plan and taking into account the capital raise in July 2023, the Company believes it has sufficient capital to fund its operations through the fourth quarter of 2023. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company plans to seek additional funding through various financing sources, including the sale of its equity and/or debt securities, and it is exploring other non-dilutive options. If the Company is unable to obtain additional funding, or if it is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly delay, reduce or terminate its product development programs or plans for commercialization. The Company could also be required to limit or terminate its operations, make reductions in its workforce, discontinue its development programs, liquidate all or portion of its assets or pursue other strategic alternatives.

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

At this time, there remains uncertainty relating to the effects of the COVID-19 pandemic and economic and political developments, including the conflict in Ukraine, rising interest and high inflation, and the impact of related responses. Any impact on the Company's business, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, business disruptions and the ultimate impact of public health events and economic and political developments on financial markets and the global economy.

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

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on previously reported shareholders' deficit or net loss.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Debt

On August 18, 2021, the Company entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules Capital") providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025 and is secured by substantially all of the Company's assets. Payments due for the term loan were interest-only until March 1, 2023 after which principal became payable in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, the Company will be required to pay an end of term charge of the greater of (a) $893 thousand and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The Company is accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $190 thousand and $186 thousand for the six months ended June 30, 2023 and 2022, respectively. The Company is permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of the Business Combination (as defined below), (ii) $10.0 million when the Company achieves certain positive clinical trial results sufficient to submit a de-novo classification request with respect to AspyreRx and has initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when the Company has received FDA approval for the marketing of AspyreRx for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, the Company borrowed $10.0 million under the Loan Agreement. In May 2022, the Company borrowed $5.0 million under the Loan Agreement. The Company did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to the Company. Additionally, the Company did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of June 30, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.2 million and $14.9 million, respectively. The interest rate was 13.95% and 13.2% as of June 30, 2023 and December 31, 2022, and there was $164 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of June 30, 2023 and December 31, 2022.

On April 5, 2023, the Company entered into the First Amendment (the "Amendment") to the Loan Agreement with Hercules Capital. The Amendment provides for a cessation of amortization payments under the Loan Agreement until August 1, 2023 or, if certain benchmarks are hit, November 1, 2023. The Amendment also provides a security interest in the intellectual property of the Company and its subsidiaries which is required to be released by Hercules Capital on the achievement of certain benchmarks. Additionally, the Amendment waives the prepayment penalty under the Loan Agreement for any prepayment in full prior to December 31, 2023. As of July 10, 2023, with the FDA authorization of AspyreRx, the Company met the requirements for the cessation of amortization payments under the Loan Agreement until November 1, 2023. The current portion of long-term debt displayed on the accompanying balance sheet as of June 30, 2023 reflects the required payments anticipated before the cessation of amortization until November 1, 2023.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Accrued Liabilities

	June 30,	December 31,
	2023	2022
Due to service providers	$1,656	$1,335
Due to professionals	158	506
Financed insurance	460	963
Accrued interest	164	168
Other	10	654
Other accrued liabilities	$2,448	$3,626

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

Note 5. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(7,589)	$(9,928)	$(16,946)	$(19,590)
Weighted-average common stock outstanding	31,232,684	23,655,680	27,562,525	23,630,523
Less: weighted-average shares of common stock subject to vesting	(17,490)	(62,685)	(21,217)	(131,545)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	31,215,194	23,592,995	27,541,308	23,498,978
Loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.42)	$(0.62)	$(0.83)

As of June 30, 2023 and 2022 potentially dilutive securities of 5,409,486 and 2,718,290 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In October 2021, the Company adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentives to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2021 Plan will be automatically increased by five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator of the 2021 Plan. As of June 30, 2023, the Company had a total of 1.5 million shares reserved for issuance under the 2021 Plan.

In October 2021, the Company adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2021, the number of shares of common stock reserved for issuance under the ESPP will be automatically increased by the lesser of (i) 560 thousand shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the Administrator of the ESPP. As of June 30, 2023, the Company had a total of 501 thousand shares reserved for issuance under the ESPP.

In November 2022, the Company adopted the Better Therapeutics, Inc 2022 Inducement Plan (the "Inducement Plan") to grant equity awards to prospective officers and employees who are not currently employed by the Company. The equity-based incentives include non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights. A total of 600 thousand shares of common stock have been initially reserved for issuance under the Inducement Plan. As of June 30, 2023, the Company had a total of 400 thousand shares reserved for issuance under the Inducement Plan.

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

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,999,223	$3.95	9.3	$64
Granted	984,560	1.07
Exercised	(1,544)	0.50
Forfeited	(366,903)	4.01
Balance as of June 30, 2023	4,615,336	$3.49	8.3	$128

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the six months ended June 30, 2023, was $0.49 per share. As of June 30, 2023, total unrecognized compensation expense related to unvested stock options was $2.7 million which is expected to be recognized over a weighted-average period of 4.75 years.

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

The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

Six Months Ended
June 30, 2023
Expected Term (Years)	6.02
Expected Volatility	41%
Risk-free interest rate	4.09%
Dividend Yield	—

In July 2022, the Company granted options with performance-based vesting conditions to the Company's new Chief Executive Officer ("CEO"), which entitled the CEO the right to purchase shares of common stock upon achievement of the Company's common stock reaching specified market prices for consecutive 90 day periods, the achievement of certain revenue and/or other targets as defined in the award agreements. The performance-based market awards consist of two separate specified award values that vest upon achievement of applicable performance goals, which can result in a vesting range of up to 1.85 million shares in the aggregate. As of June 30, 2023, the performance-based conditions for the awards to the CEO have not been met. The related stock-based compensation expense is being recognized over a remaining period of 7.5 years.

Restricted Stock

During the six months ended June 30, 2023, fifteen thousand shares of common stock vested and converted into unrestricted common stock. As of June 30, 2023 there were 15 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $6 thousand is expected to be recognized on a straight-line basis over approximately the next 6 months for the unvested restricted stock outstanding as of June 30, 2023.

Restricted Stock Units

In April 2023, the Company issued time-based restricted stock units ("RSUs") that vest in 2 equal annual installments. RSU activity for the periods presented is as follows:

Restricted Stock Units
Balance as of December 31, 2022	—
Granted	822,700
Vested	—
Forfeited	(28,550)
Balance as of June 30, 2023	794,150

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2023, the Company recognized $0.1 million in restricted stock compensation expense. Unamortized compensation costs of $0.6 million is being recognized over a weighted average term of 1.73 years. The weighted average grant date fair value of the RSUs granted during the three months ended June 30, 2023 was $0.90 per share.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24-month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. During the six months ended June 30, 2023, the Company issued 66 thousand shares and recorded $85 thousand of expense in connection with the ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Six Months Ended
	June 30, 2023
	2023	2022
Research and development	$300	$316
Sales and marketing	48	31
General and administrative	540	420
Total equity-based compensation expense	$888	$767

For the six months ended June 30, 2023 and 2022, $28 thousand and $11 thousand of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

Note 7. Income Taxes

The effective tax rate was zero for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the Company's statutory tax rate of 21%, primarily due to a change in valuation allowance as of June 30, 2023 and 2022, respectively.

Note 8. Commitments and Contingencies

From time to time, the Company becomes involved in claims, vendor disputes and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to it, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows. The Company records liabilities for legal and other contingencies when losses are probable and estimable. As of June 30, 2023, the Company has an estimated accrued liability of $1.1 million related to a disputed change order with one of its vendors. This accrual is based on management's estimate of probable outcome, however the amount remains in dispute and could ultimately exceed the amount presently accrued.

The Company enters into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Note 9. Restructuring

On March 23, 2023, the Company announced a reduction in workforce of approximately 35% of its employees and other cost saving initiatives as part of a cost reduction initiative to improve its cash runway and focus on the long-term success of the Company. Cash disbursements for expenses associated with the restructuring were substantially completed in the second quarter of 2023. The following table provides a summary related to the Company's restructuring activity, recorded in accrued payroll on the accompanying balance sheets, as of June 30, 2023:

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Employee Severance and Related Benefits
Balance at December 31, 2022	$-
Charges	430
Payments	(393)
Balance at June 30, 2023	$37

Note 10. Subsequent Events

In July 2023, the Company issued and sold 2,023,583 shares of its common stock in “at-the-market” offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million. On July 25, 2023, the Company delivered written notice to Virtu that it was suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

On July 25, 2023, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which it issued and sold 2,897,657 shares of its common stock for an aggregate purchase price of $2.1 million in a private placement (the “July Private Placement”).The July Private Placement closed on July 27, 2023.

Additionally, on July 25, 2023, the Company entered into a Securities Purchase Agreement with a single investor pursuant to which it issued and sold 3,859,649 shares of its common stock for an aggregate purchase price of $2.2 million in a registered direct offering (the “July Registered Direct Offering”). The July Registered Direct Offering closed on July 27, 2023. The Company intends to use the net proceeds from the July Private Placement and the July Registered Direct Offering to support the commercial launch of AspyreRx.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere this Quarterly Report. Unless otherwise specified all dollar amounts are in U.S. Dollars.

Overview

We are a prescription digital therapeutics company developing a clinically validated, software-based novel form of cognitive behavioral therapy ("CBT"), to address the root causes of cardiometabolic diseases ("CMDx"). Our mission is to advance human health through the power of behavior change. We are developing a proprietary platform of U.S Food and Drug Administration ("FDA") regulated software-based prescription digital therapeutics ("PDTs") for the treatment of cardiometabolic diseases by addressing the underlying causes of the diseases. Our initial development efforts are focused on type 2 diabetes ("T2D"), hypertension, hyperlipidemia, non-alcoholic fatty liver disease ("NAFLD"), non-alcoholic steatohepatitis ("NASH") and chronic kidney disease ("CKD"). Founded in 2015, we are led by executives that have track records of building multi-billion dollar businesses and extensive industry experience in developing and commercializing therapeutics.

In July 2023, the FDA authorized AspyreRx (formerly BT-001), a prescription-only PDT treatment indicated to provide cognitive behavioral therapy to patients 18 years or older with T2D. The device targets behavior to aid in the management of type 2 diabetes in patients who are under the care of a healthcare provider. It provides cognitive behavioral therapy as a treatment that should be used adjunctively with standard of care. AspyreRx was reviewed through the FDA's de novo pathway and its authorization creates a new class of diabetes digital behavioral therapeutic devices. AspyreRx is expected to launch commercially in the fourth quarter of 2023.

We completed a first-in-class open label, randomized, controlled, parallel group clinical trial of BT-001 for the treatment of patients with T2D in July 2022. The clinical trial successfully met its primary and secondary endpoints as well as a host of exploratory endpoints. The 90-day primary endpoint data was published in the peer reviewed journal Diabetes Care in October 2022.

We also achieved positive top-line results in our LivVita study, a first-ever clinical study evaluating the feasibility of our digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for NAFLD and NASH. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, we intend to submit a request to the FDA for Breakthrough Device Designation for our investigational CBT-based treatment platform by the end of 2024. We plan to use data from the LivVita study and the exploratory endpoints in hypertension and hyperlipidemia from the BT-001 pivotal trial to inform the potential initiation of additional pivotal trials in support of seeking FDA authorization in CMDx indications beyond T2D.

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

We believe we are differentiated from other companies in the PDT space in several important ways, which we believe has the potential to result in better commercial launch performance and peak revenue than those observed for previously approved PDTs: 1) with our focus on cardiometabolic diseases, and T2D as our lead indication, we are targeting very large patient populations with significant unmet medical needs; 2) authorization to treat adult T2D patients throughout the disease journey; 3) our FDA authorized and investigational PDTs are designed to deliver a treatment intervention that fits into the existing treatment paradigm, e.g., current clinical guidelines for the treatment of diabetes highlight behavior change as the foundation of treatment; 4) our therapy has the potential to generate substantial health economic benefits and the utilization of our PDTs has the potential to improve profitability for payers; and 5) we have a team with extensive industry experience in developing and commercializing therapeutics. Furthermore, we believe our internally developed novel form of CBT is differentiated from other approaches in the digital therapeutics space that are incorporating CBT principles.

The clinical trial for BT-001 was the largest PDT trial for an intervention aimed at glycemic control and included a diverse, nationally representative population of 668 patients with a body mass index ≥ 25 mg/m2, advanced and difficult to treat T2D and a mean baseline A1c of 8.1%. Participants in the trial had long standing (mean 11 years), poorly controlled T2D, high cardiovascular risk, multiple comorbidities, multiple blood sugar lowering medications, representing a difficult to treat patient population. Prior to the start of the study, we discussed core aspects of the design of the trial with the FDA during several formal meeting interactions. During these formal meeting interactions, we aligned with the FDA that an appropriate endpoint is a clinically meaningful change in A1c as determined by the mean change in A1c in the BT-001 group compared to the mean change in the control group. Following these discussions, we determined that participants would be randomized to receive standard of care ("SOC") with or without BT-001 and that the primary and secondary efficacy endpoints would be the difference in mean change from baseline in A1c at 90 and 180 days. The study was powered to detect a 0.4% or greater change in A1c at 90 days, between BT-001 and control and a statistically significant change (p<0.05) in A1c at 180 days. The study also assessed a safety endpoint (the occurrence, relatedness and severity of Adverse Events) at day 90 and 180. Two important study design features, based on guidance received in our interactions with FDA, included a) the ability for physicians to adjust diabetes medication for all participants throughout the duration of the trial and b) that participants randomly assigned to use BT-001 were not mandated or incentivized to use the CBT features contained in BT-001. We believe these features established a very high bar for evaluating efficacy.

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

The LivVita study, our clinical study evaluating the feasibility of our digitally delivered CBT to reduce fatty liver and improve liver disease biomarkers as a potential treatment for NAFLD and NASH, was conducted in collaboration with Arizona Liver Health, a leading liver clinical research center. This single arm interventional cohort study enrolled 22 patients who were given access to a 90-day CBT-based treatment platform. This clinical study met its primary endpoint, showing a statistically significant positive signal with an average relative reduction in Magnetic Resonance Imaging-Proton Density Fat Fraction ("MRI-PDFF") of 16% (p=0.01) in the intent-to-treat population (n=19). Additionally, the clinical study showed (i) a statistically significant mean reduction in alanine transaminase (ALT) of -17 IU/L (p=0.002), (ii) a statistically significant mean change in FAST Score of 20% (p=0.01), (iii) no serious adverse events or device related adverse events, and (iv) high engagement and patient satisfaction with treatment, with a Net Promoter Score of +75 and 94% of subjects still using the app after 90 days. NAFLD and NASH affects over 80 million adults in the U.S., resulting in over $100 billion in direct healthcare costs annually. There are currently no FDA approved therapeutics for treating NAFLD or NASH.

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

We have conducted primary market research into the potential for reimbursement coverage of AspyreRx by representative payer groups and believe widespread reimbursement coverage can be established over time. These findings have been further supported by larger, independent research studies, such as the one conducted by Xcenda L.L.C. and presented at the AMCP Nexus meeting in October 2022.

We have combined medical, behavioral and data sciences to develop a clinically validated software-based therapeutics platform targeting behavioral change at scale. Our platform allows for the creation of multiple PDTs that are designed to treat patients with CBT, delivered digitally via an app, to address the underlying causes of CMDx. AspyreRx and our other PDTs, if authorized by the FDA, are intended to be prescribed by physicians and reimbursed by health insurance providers.

Recent Events

On April 6, 2023 we entered into a Securities Purchase Agreement with certain investors pursuant to which we offered and sold an aggregate of 7,878,786 shares of our common stock for an aggregate purchase price of approximately $6.5 million (the “April Private Placement”). The April Private Placement closed on April 10, 2023.

On May 11, 2023, we entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”) pursuant to which we may issue and sell up to an aggregate of $6,890,142 in shares of our common stock (the “ATM Shares”) from time to time, at our discretion, through Virtu as our sales agent or principal. Subject to the terms of the Sales Agreement, Virtu may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made through the Nasdaq Capital Market or on any other existing trading market for our common stock. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any ATM Shares under the Sales Agreement. We or Virtu may suspend or terminate the offering upon notice to the other party and subject to other conditions. In July 2023, we issued and sold 2,023,583 shares of our common stock in “at-the-market” offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million.

On July 25, 2023, we delivered written notice to Virtu that we were suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the prospectus, the Sales Agreement remains in full force and effect.

On July 25, 2023, we entered into a Securities Purchase Agreement with certain investors pursuant to which we issued and sold 2,897,657 shares of our common stock for an aggregate purchase price of $2.1 million in a private placement (the “July Private Placement”). The July Private Placement closed on July 27, 2023.

Additionally, on July 25, 2023, we entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold 3,859,649 shares of our common stock for an aggregate purchase price of $2.2 million in a registered direct offering (the “July Registered Direct Offering”). The July Registered Direct Offering closed on July 27, 2023. We intend to use the net proceeds from the July Private Placement and the July Registered Direct Offering to support the commercial launch of AspyreRx.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by public health events, including the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Components of Results of Operations

Revenue

We expect that our primary sources of revenue will be through reimbursement coverage for our treatments by commercial insurers, Medicare, Medicaid and the Veterans Administration in the U.S. and our near-term plan is to obtain broad reimbursement coverage for our first PDT for treating T2D, AspyreRx. We expect to pursue obtaining favorable rates and broad reimbursement coverage through demonstrating and generating a comprehensive set of evidence to substantiate the value of AspyreRx based on its impact on clinical outcomes, total cost of care, and durability of effect. Obtaining favorable rates and broad reimbursement coverage and timing of obtaining such coverage for AspyreRx and our other product candidates is highly uncertain. As a result, the timing and the amount of revenue we expect to recognize from monetizing our product candidates may vary based on various factors.

We are engaging in business development efforts to maximize the value of AspyreRx and our platform in non-dilutive ways. We are exploring opportunities to partner with pharmaceutical, medical technology and technology companies who are marketing traditional drug therapies for CMDx, and have a strategic interest in digital health, or the organizational infrastructure to support the successful development and commercialization of our platform. Opportunities may also exist to co-develop novel combination products with a pharmaceutical company operating in the cardiometabolic space.

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

We capitalize our research and development internal use software costs related to our digital therapeutic platform incurred during the application development stage and separately present these costs on the balance sheet as capitalized software development costs. Research and development costs incurred during the preliminary planning and evaluation stage of the project were expensed as incurred. To date, the majority of these expenses have been incurred to advance our lead product candidate, AspyreRx.

We expect our research and development expenses may increase in the future as we continue to invest in research and development activities related to developing our platform and our product candidates, as our product candidates advance into later stages of development, and as we continue to conduct clinical trials. The successful development of our platform and our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, advertising and public relations costs and consulting services. We expect our sales and marketing expenses to increase for the foreseeable future as we prepare for the commercial launch of AspyreRx. Our sales and marketing efforts are expected to focus on targeting payers, patients and health care providers through general awareness and branded promotional activities. We initially plan to focus primarily on innovative healthcare systems and Integrated Delivery Networks to reach a sizable number of primary care physicians and endocrinologists with a modestly sized sales team.

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

Results of Operations

Comparisons of the three and six months ended June 30, 2023 and 2022.

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Operating expenses:
Research and development	$2,240	$4,241	$(2,001)	(47)%	$5,629	$7,914	$(2,285)	(29)%
Sales and marketing	1,704	1,683	21	1%	3,808	3,727	81	2%
General and administrative	3,081	3,675	(594)	(16)%	6,513	7,303	(790)	(11)%
Total operating expenses	7,025	9,599	(2,574)	(27)%	15,950	18,944	(2,994)	(16)%
Loss from operations	(7,025)	(9,599)	2,574	(27)%	(15,950)	(18,944)	2,994	(16)%
Interest expense, net	(563)	(329)	(234)	71%	(994)	(646)	(348)	54%
Loss before provision for income taxes	(7,588)	(9,928)	2,340	(24)%	(16,944)	(19,590)	2,646	(14)%
Provision for income taxes	1	—	1	N/M	2	—	2	N/M
Net loss	$(7,589)	$(9,928)	$2,339	(24)%	$(16,946)	$(19,590)	$2,644	(13)%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $2.2 million for the three months ended June 30, 2023, compared to $4.2 million for the three months ended June 30, 2022. The decrease was primarily due to a $1.0 million decrease in clinical study costs as a result of the completion of the BT-001 pivotal trial in the third quarter of 2022, a $0.7 million decrease in personnel related costs due to the restructuring that occurred in the first quarter of 2023 and a $0.3 million increase in capitalized software development costs.

Research and development expenses were $5.6 million for the six months ended June 30, 2023, compared to $7.9 million for the six months ended June 30, 2022. The decrease was primarily due to a $1.2 million decrease in clinical study costs as a result of the completion of the BT-001 pivotal trial in the third quarter of 2022, a $0.8 million decrease in personnel and consulting related costs, a $0.3 million increase in severance related costs and a $0.6 million increase in capitalized software development costs.

Sales and Marketing Expenses

Sales and marketing expenses were $1.7 million for the three months ended June 30, 2023 and 2022, respectively. The change in sales and marketing costs was driven by a $0.3 million increase in personnel related costs associated with the preparation for the commercial launch of AspyreRx offset by a $0.3 million decrease in severance related costs from the prior year.

Sales and marketing expenses were $3.8 million for the six months ended June 30, 2023 compared to $3.7 million for the six months ended June 30, 2022. The increase was driven by a $0.5 million increase in personnel related costs associated with the preparation for the commercial launch of AspyreRx offset by a $0.3 million decrease in severance related costs from the prior year.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2023, compared to $3.7 million for the three months ended June 30, 2022. The decrease was primarily related to a $0.7 million decrease in business insurance costs.

General and administrative expenses were $6.5 million for the six months ended June 30, 2023, compared to $7.3 million for the six months ended June 30, 2022. The overall decrease in general and administrative expenses was primarily related to a $1.3 million decrease in business insurance cost offset by a $0.4 million due to the write-off of previously capitalized costs related to the evaluation of financing strategies that were not pursued.

Interest Expense, Net

Interest expense, net was $0.6 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. The increase in interest expense net, was the result of higher interest rates and an additional $5.0 million borrowed under our secured term loan agreement with Hercules Capital, Inc. ("Hercules Capital") in the second quarter of 2022.

Interest expense, net was $1.0 million for the six months ended June 30, 2023 compared to $0.6 million for the six months ended June 30, 2021. The increase in interest expense, net was the result of higher interest rates and an additional $5.0 million borrowed under our secured term loan agreement with Hercules Capital in the second quarter of 2022.

Liquidity and Capital Resources

We have primarily funded our operations through the sale of common stock, preferred stock, convertible notes, simple agreements for future equity and funding from our business combination with Mountain Crest Acquisition Corp. II.

On August 18, 2021, we entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025, and is secured by substantially all of our assets. Payments due for the term loan were interest-only until March 1, 2023, after which principal became payable in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. We incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. We are accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $190 thousand and $186 thousand for the six months ended June 30, 2023 and 2022, respectively. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of our business combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de-novo classification request with respect to AspyreRx and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for the marketing of AspyreRx for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the Loan Agreement. In May 2022 we borrowed $5.0 million under the Loan Agreement. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to us. Additionally, we did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of June 30, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.2 million and $14.9 million, respectively. The interest rate was 13.95% and 13.2% as of June 30, 2023 and December 31, 2022, and there was $164 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively.

On April 5, 2023, we entered into the First Amendment (the "Amendment") to the Loan Agreement with Hercules Capital. The Amendment provides for a cessation of amortization payments under the Loan Agreement until August 1, 2023 or, if certain benchmarks are hit, November 1, 2023. The Amendment also provides a security interest in the intellectual property of the Company and its subsidiaries which is required to be released by Hercules Capital on the achievement of certain benchmarks. Additionally, the Amendment waives the prepayment penalty under the Loan Agreement for any prepayment in full prior to December 31, 2023. As of July 10, 2023, with the FDA authorization of AspyreRx, we met the requirements for the cessation of amortization payments under the Loan Agreement until November 1, 2023. The current portion of long-term debt displayed on the accompanying balance sheet as of June 30, 2023 reflects the required payments anticipated prior to the cessation of amortization until November 1, 2023.

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

In April 2023, we offered and sold an aggregate of 7,878,786 shares of our common stock for an aggregate purchase price of approximately $6.5 million in the April Private Placement.

We intend to use the net proceeds from the April Private Placement to support the execution of key milestones, including commercial launch of AspyreRx and the completion of other strategic initiatives.

As of June 30, 2023, we had $6.2 million in cash, and an accumulated deficit of $128.4 million. Our primary use of cash is to fund operating expenses, which predominantly consist of research and development expenses related to our lead product candidate, AspyreRx, preclinical programs, activities to prepare for a potential commercial launch and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if authorized by the FDA, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations through the fourth quarter of 2023. These factors raise substantial doubt regarding our ability to continue as a going concern.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(13,803)	$(15,581)
Cash used in investing activities	(1,024)	(446)
Cash provided by financing activities	5,283	5,146
Net (decrease) in cash and cash equivalents	$(9,544)	$(10,881)

Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $13.8 million, which consisted of a net loss of $16.9 million, a net change of $0.7 million in our net operating assets and liabilities and $2.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in prepaid expenses and other assets of $1.5 million offset by a decrease in accounts payable and accrued expenses of $0.8 million. The non-cash charges of $2.4 million consisted of depreciation and amortization expense and share-based compensation expense.

During the six months ended June 30, 2022, net cash used in operating activities was $15.6 million, which consisted of a net loss of $19.6 million, a net change of $1.9 million in our net operating assets and liabilities and $2.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net decrease in prepaid expenses and other assets of $2.3 million offset by an increase in accounts payable and accrued expenses of $375 thousand. The non-cash charges of $2.1 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

Cash Used in Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $1.0 million and was primarily related to capitalized internal-use software costs and capital expenditures.

During the six months ended June 30, 2022, cash used in investing activities was $446 thousand and was primarily related to capitalized internal-use software cost and capital expenditures.

Cash Provided by Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $5.3 million related to proceeds from the issuance of common stock and the issuance of shares under the employee stock purchase plan, offset by payments on long-term debt.

During the six months ended June 30, 2022, cash provided by financing activities was $5.1 million related to proceeds received from the issuance of long-term debt, the issuance of shares under the employee stock purchase plan and the exercise of common stock options.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of June 30, 2023.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the six months ended June 30, 2023 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Business

•
We are a clinical-stage digital therapeutics company with a limited operating history and have incurred significant financial losses since our inception. We anticipate that we will continue to incur significant financial losses for the foreseeable future.*
•
There is substantial doubt about our ability to continue as a going concern.
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
•
Our business is highly dependent on the success of our lead product candidate, AspyreRx (formerly BT-001). If we are unable to successfully commercialize AspyreRx, successfully complete our real world evidence programs, or if we experience delays in doing so, our business will be materially harmed.*
•
If physicians are not willing to change current practices to adopt AspyreRx or our other product candidates, if authorized for marketing, or if our products otherwise fail to achieve and maintain market acceptance, our business, financial condition and results of operation would be materially and adversely affected.
•
Competitive products may reduce or eliminate the commercial opportunity for AspyreRx or our other product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.
•
If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing AspyreRx and our other product candidates, if authorized for marketing.
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
•
Our Loan Agreement with Hercules Capital contains restrictions that limit our flexibility in operating our business.*
•
We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Risks Related to Discovery and Development

•
Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain de novo classification or clearance to market and sell other product candidates, or if such classification or clearance is delayed, or if the FDA limits our intended use or limits the clinical data included in our labeling, our business will be materially harmed.*
•
We are substantially dependent on market acceptance in the United States of AspyreRx, and our failure to gain such market acceptance for it would negatively impact our business.*
•
The clinical trial process required to obtain marketing authorizations for our product candidates is lengthy and expensive with uncertain outcomes. If clinical trials of any of our digital therapeutic applications in development fail to produce results necessary to support regulatory marketing authorization or clearance in the United States or, with respect to our current or future products, elsewhere, we will be unable to commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
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
•
We may not receive the necessary de novo classification grant for our product candidates, and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

Risks Related to Healthcare Laws and Regulations

•
The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for AspyreRx or any of our other product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

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

We are a clinical-stage digital therapeutics company with a limited operating history. We were formed in April 2015 and our operations to date have been limited. We have only recently received marketing authorization from the FDA for our lead product candidate, AspyreRx, and have not yet demonstrated an ability to generate revenues, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

We have one product authorized for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue until the fourth quarter of 2023 upon commercialization of AspyreRx. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development, commercialization activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $16.9 million and $19.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $128.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory authorizations for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our lead product candidate, AspyreRx, through commercialization,;
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
•
seek regulatory authorizations for any product candidates that successfully complete clinical trials; and
•
continue to undertake any commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory authorization.

Digital therapeutic product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy, gain regulatory marketing authorization, secure market access and reimbursement and become commercially viable, and therefore any investment in our company is highly speculative. Additionally, our expenses could increase beyond our expectations if we are required by the FDA, or other regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate arrangements for or in completing our clinical trials or the development of any of our product candidates.

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

We have incurred significant financial losses since our inception. Our net loss was $16.9 million and $19.6 million for the six months ended June 30, 2023 and 2022, respectively, and we had an accumulated deficit of $128.4 million as of June 30, 2023. Moreover, we anticipate that we will continue to incur significant financial losses for the foreseeable future. Our existing cash and cash equivalents of $6.2 million as of June 30, 2023 is expected to fund our operations through the fourth quarter of 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, and for commercialization activities for AspyreRx. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials for our product candidates. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing authorization for product candidates that we develop, we will require significant additional amounts of funding in order to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we may need substantial additional funding to complete the development and commercialization of our product candidates.

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

•
the costs of commercialization activities for AspyreRx, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
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

We believe that we will be able to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We may not realize the benefits we expect from our Workforce Reduction or, as a result of the Workforce Reduction, we may not be successful in attracting, motivating and retaining highly qualified personnel in the future.

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

We currently have one product which has been authorized for marketing by the FDA as well as several other product candidates that are at various earlier stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our commercialization efforts for AspyreRx, and ensuring the development of additional potential product candidates. Due to the significant resources required for the development of our product candidates and current limited runway for funding, we must decide which product candidates to pursue and advance and the amount of resources to allocate to each.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of our clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of public health events, such as the COVID-19 pandemic or increasing global economic instability;
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts, including as a result public health events, such as the COVID-19 pandemic;
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
•
the risk/benefit profile, cost and reimbursement policies with respect to AspyreRx and our other product candidates, if authorized for marketing, and existing and potential future therapeutics that compete with our product candidates;

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

Our business is highly dependent on the success of our lead product candidate, AspyreRx (formerly BT-001). If we are unable to successfully commercialize AspyreRx, successfully complete our real world evidence programs, or if we experience delays in doing so, our business will be materially harmed.

Our future success and ability to generate revenue from our product candidates is dependent on our ability commercialize AspyreRx. We completed our pivotal clinical trial for AspyreRx in July 2022, our de novo classification request was accepted for substantive review by the FDA in October 2022, and we received FDA authorization for AspyreRx in July 2023. If AspyreRx encounters issues or problems, the development plans for our other product candidates and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates if we are unable to successfully commercialize AspyreRx, including:

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
•
product-related adverse events experienced by subjects in our clinical trials, including unexpected results, or by individuals using products similar to AspyreRx;
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

If physicians are not willing to change current practices to adopt AspyreRx or our other product candidates, if authorized for marketing, or if our products otherwise fail to achieve and maintain market acceptance, our business, financial condition and results of operation would be materially and adversely affected.

Our current business strategy is highly dependent on our products obtaining FDA authorization and these products being accepted and adopted in the market. Market acceptance and adoption of our products depends on educating people with cardiometabolic conditions, as well as payers, providers, health plans and government entities, as to the distinct features, clinical impact, cost savings, and other benefits of our products. If we are not successful in demonstrating to physicians who treat potential patients the benefits of AspyreRx and our other product candidates, if authorized for marketing, or if we are not able to achieve the support of insurance carriers for our products, our business, financial condition and results of operation would be materially and adversely affected.

Our primary strategy to grow our revenue is to drive the adoption of AspyreRx by physicians to assist their patients in improving glycemic control. Physicians may choose not to adopt our digital therapeutic products for a number of reasons, including:

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

For our lead product, AspyreRx, we intend to focus our sales, marketing and training efforts primarily on a segment of health care providers who are early-tech adopting innovators, 74% of which are endocrinologists and diabetologists, in our initial target geographies. We believe that educating the many healthcare providers involved, from nurse practitioner to dieticians and other medical professionals in these disciplines about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption. However, if additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutic for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

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

Competitive products may reduce or eliminate the commercial opportunity for AspyreRx or our other product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.

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

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. In addition, technology companies are increasingly exploring the potential for digital products to manage and treat cardiometabolic diseases that could compete with AspyreRx and our other product candidates, if authorized for marketing.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory marketing authorizations and reimbursement and marketing commercialized products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory marketing authorization for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates is authorized for marketing, it could compete with a range of therapeutic treatments that are in development.

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

If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing AspyreRx and our other product candidates, if authorized for marketing.

We are currently commencing commercialization activities but have not completed the build-out of our marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, to commercialize our product candidates. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of AspyreRx and our other product candidates, if authorized for marketing.

Factors that may inhibit our efforts to commercialize AspyreRx and our other product candidates, if authorized for marketing, include:

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe AspyreRx or our other product candidates, if authorized for marketing;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our future product revenue may be lower than if we directly marketed or sold AspyreRx and our other product candidates, if authorized for marketing. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any products authorized for marketing, our future product revenue will suffer and we may incur significant additional losses.

If we are unable to achieve widespread acceptance of AspyreRx and our other product candidates, if authorized for marketing, our revenue growth could be slower than we expect, and our business may be adversely affected.

We expect to generate revenue from physicians prescription of AspyreRx and our other product candidates, if authorized for marketing, for patients. As a result, widespread acceptance, prescription and use of our products, if authorized for marketing, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for any of our marketed products could be negatively affected and our revenue may grow more slowly than we expect and our business may be adversely affected. Demand for any products we market, if authorized by the FDA, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

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

In August 2021, we entered into the Loan Agreement, as amended by the Amendment, with Hercules Capital as agent and lender. The Loan Agreement provides for an up to $50.0 million Term Loan Facility. The Loan Agreement is secured by a lien on substantially all of our assets, including, but not limited to, shares of our subsidiaries, the current and future intellectual property of the Company and our subsidiaries, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Loan Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are each subject to customary exceptions, limit our ability to, without Hercules Capital’s prior written consent, effect any of the following, among other things:

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

On April 5, 2023 we executed the Amendment, which provides for a cessation of amortization payments under the Term Loan Facility until August 1, 2023 or November 1, 2023 if certain benchmarks are hit. In addition, the Amendment reduced the minimum cash covenant from $5.0 million to $2.5 million, if certain conditions are met.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of June 30, 2023 and December 31, 2022, we had NOLs for U.S. federal and state income tax purposes of approximately $72.4 million and $59.8 million, respectively. NOLs generated between January 1, 2020 and June 30, 2023 for U.S. federal tax reporting purposes of approximately $69.8 million have an indefinite life. NOLs generated between January 1, 2020 and June 30, 2023 for state tax reporting purposes of approximately $3.6 million will begin to expire in 2035.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether the NOLs from our operations are limited under Section 382 of the Code; however, based on a preliminary review of information available, other than the NOL attributes that were carried forward from our business combination, the Company does not believe its NOLs are currently limited by Section 382. We may have experienced ownership changes in the past and may experience ownership changes in the future, including as a result of our business combination or subsequent shifts in our stock ownership (some of which are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. NOL attributes that were carried forward from our business combination are expected to be subject to the limitations under Section 382. The NOLs subject to that limitation are $77 thousand as of June 30, 2023 and December 31, 2022. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Risks Related to Discovery and Development

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain de novo classification or clearance to market and sell other product candidates, or if such classification or clearance is delayed, or if the FDA limits our intended use or limits the clinical data included in our labeling, our business will be materially harmed.

The process of seeking regulatory de novo classification or clearance to market a medical device is expensive and time consuming. There can be no assurance that marketing authorization will be granted. In October 2022, the FDA notified us that our de novo classification request for AspyreRx was accepted for substantive review. In July 2023, the FDA notified us that AspyreRx was authorized for marketing. If we are not successful in obtaining timely marketing authorization for our other product candidates from the FDA, we may never be able to pursue authorization by foreign regulatory authorities or to generate significant revenue and may be forced to cease operations. The FDA de novo classification process requires an applicant to demonstrate the safety and efficacy based, in part, on extensive data, including, but not limited to preclinical, clinical trial, technical, manufacturing and labeling data. The FDA regulatory clearance process requires an applicant to demonstrate the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and the de novo classification process requires an applicant to demonstrate the safety and effectiveness of a new device. The FDA can delay, limit or deny de novo classification or clearance of a device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our product candidates are safe and effective for their intended use;
•
the FDA may disagree that our clinical data supports the label and use that we are seeking; and
•
the FDA may disagree that the data from our preclinical or pilot studies and clinical trials is sufficient to support marketing authorization.

Obtaining de novo classification and clearance from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. For example, as part of the typical de novo review process as expected by us, in February 2023, we received a Request for Additional Information from the FDA notifying us that, after review of our submission, the FDA determined that additional information is required. The letter outlined the FDA’s view that our submission has a number of deficiencies, classified into major and minor deficiencies. We requested a meeting with the FDA to clarify several of the major deficiencies noted as well as to seek guidance on our options to address them. That meeting also took place in February 2023. During the meeting the FDA provided helpful context, clarifications and guidance, and we submitted our response to the FDA's comments on April 17, 2023. In July 2023, we received authorization from the FDA for AspyreRx.

In addition, we may be required to obtain additional FDA marketing authorizations or clearances prior to marketing certain modifications to our devices, and the FDA may revoke the marketing authorization or clearance or impose other restrictions if post-market data demonstrates safety issues or lack of efficacy. If we are unable to obtain and maintain the necessary regulatory authorizations and clearances to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited.

We are substantially dependent on market acceptance in the United States of AspyreRx, and our failure to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development of AspyreRx. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for AspyreRx. Further, because we have incurred costs prospectively in advance of FDA de novo classification, we would be unable to recoup these costs if AspyreRx fails to obtain market acceptance. Unexpected or serious complications or other unforeseen negative effects related to the development or market acceptance of any digital therapeutic we seek to market could materially and adversely affect our business.

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

We completed a pivotal clinical trial and our de novo classification request for AspyreRx for the treatment of T2D was accepted for substantive review by the FDA in October 2022 and received authorization by the FDA in July 2023. The virtual aspects of the trial design included recruitment of participants using email and social media and conducting the study using telemedicine visits. In order to obtain de novo classification, we must submit clinical data demonstrating the safety and effectiveness of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, IRBs or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. In addition, successful results of earlier pilot studies are not necessarily indicative of future clinical trial results, and predecessor pilot study or clinical trial results may not be replicated in subsequent clinical trials.

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

It is important to our business strategy that we continue to enhance AspyreRx with additional functionalities and, in the future, additional indications, as well as develop, seek authorization or clearance for and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements will depend on several factors, including our ability to:

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

For example, in the United States, other than AspyreRx for T2D, no prescription digital therapeutic candidates designed to deliver CBT for treating diabetes, heart disease, and other cardiometabolic conditions have been authorized, to date. We are developing a platform of FDA-regulated, software-based, PDT candidates for treating such conditions through a novel form of CBT. The FDA may lack experience in evaluating the safety and effectiveness of product candidates based on CBT, which could result in a longer than expected regulatory review process, increase expected development costs and delay or prevent potential commercialization of product candidates.

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

We may not receive the necessary de novo classification grant for our product candidates and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing products, we must first receive either clearance under Section 510(k) of the FD&C Act, or authorization under the de novo classification process added under the FDAMA, or premarket approval (“PMA”) from the FDA, unless an exemption applies.

The de novo classification process, which is how the FDA authorized AspyreRx, provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process where devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.

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

In the United States, we received authorization for AspyreRx through the de novo classification pathway. Some modifications to AspyreRx that have not been previously authorized may require us to submit a 510(k) premarket clearance application or a subsequent de novo classification request prior to implementing the change for marketing. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay de novo classification, clearance or approval of our future products under development or impact our ability to modify our authorized product on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new authorizations, increase the costs of compliance or restrict our ability to maintain any authorizations we may successfully obtain.

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

After de novo classification for AspyreRx, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, labeling, sale, promotion, advertising, medical device reporting, registration, distribution, and listing of devices. For example, we must submit reports to the FDA, for certain adverse events. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of these medical device adverse event reports, the FDA might ask for additional information or initiate further investigation.

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

Although AspyreRx and our other product candidates, if authorized for marketing, are marketed for the specific therapeutic uses for which the devices were designed and our personnel will be trained to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label uses,” we cannot, however, prevent a physician from using our products in ways, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if primary care physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those authorized, cleared or approved by the FDA or authorized by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among primary care physicians and patients.

Following authorization of AspyreRx, or any other product candidates we may commercialize, if the FDA or any foreign regulatory body determines that our promotional materials or training include promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authorities, such as false claims laws for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

Risks Related to Healthcare Laws and Regulations

The insurance coverage and reimbursement status of newly-authorized products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for AspyreRx or any of our other product candidates, if authorized for marketing, could limit our ability to market those products and decrease our ability to generate revenue.

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services (the "HHS"). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Currently, there is no defined benefit category under CMS for prescription digital therapeutics. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid for by commercial health plans, pharmacy benefits managers, other healthcare management organizations, or reimbursed by government health administration authorities. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, if we are not successful in obtaining coverage from a broad spectrum of payers, our ability to successfully commercialize our product candidates may be impacted.

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

As of June 30, 2023, Mr. Perry owns approximately 49.95% of the outstanding shares of our common stock. As long as Mr. Perry either owns or controls a significant percentage of outstanding voting power, he has the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets and may have interests different than yours.

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
•
material and adverse effects of public health events, such as the COVID-19 pandemic, and economic and political developments, including the war in Ukraine, rising interest rates and high inflation, on the markets and the broader global economy;
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with public health events, such as the effects of the COVID-19 pandemic and economic and political developments, including the conflict in Ukraine, rising interest rates and high inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, we had outstanding 31,797,101 shares of common stock, which may be resold in the public market immediately without restriction, subject only to the restrictions of Rule 144 under the Securities Act. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our shares of common stock in the public market, the market price of our common stock could decline significantly.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

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

As a public company, we will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

On April 5, 2023, we received a deficiency letter (the “April Letter”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. The April Letter further noted that as of its date, we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on the Nasdaq Capital Market. On April 24, 2023, we received a letter from Nasdaq notifying us that we had regained compliance with Nasdaq's continued listing standards by demonstrating compliance with Nasdaq’s alternative standard of market value of listed securities in excess of $35 million under Nasdaq Listing Rule 5550(b)(2) and that the matter was closed. However, on June 16, 2023, we received deficiency letters (the “June Letters”) from the Staff notifying us that we were not in compliance with the minimum bid price requirement and the market value of listed securities requirement for continued listing on the Nasdaq Capital Market. The June Letters noted that, as of their date, the bid price of our common stock was below $1 per share and our market value of listed securities was below $35 million, in each case for 30 consecutive business days. In accordance with Nasdaq rules, we have been provided 180 calendar days, or until December 13, 2023, to regain compliance. The June Letters are only a notification of deficiency, not of imminent delisting, and have no current effect on the listing or trading of our securities on the Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2023, the Company entered into a Securities Purchase Agreement with certain related party and non-related party investors pursuant to which the Company agreed to issue and sell an aggregate of 7,878,786 shares of the Company’s common stock at a purchase price of $0.825 per share in a private placement. Upon the closing of the private placement on April 10, 2023, the Company received gross proceeds of approximately $6.5 million, before the deduction of $325 thousand in offering expenses. The Company intends to use the net proceeds from the private placement to support the execution of key milestones, including the potential marketing authorization of its prescription digital therapeutic, AspyreRx, from the FDA and the completion of other strategic initiatives. Based in part upon the representations of the investors in the Securities Purchase Agreement, the offering and sale of the securities was made in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On July 25, 2023, the Company entered into a Securities Purchase Agreement with certain related party and non-related party investors pursuant to which the Company agreed to issue and sell an aggregate of 2,897,654 shares of the Company's common stock at a purchase price of $0.7299 per share in a private placement. Upon the closing of the private placement on July 27, 2023, the Company received gross proceeds of approximately $2.1 million, before the deduction of $233 thousand in offering expenses. The Company intends to use the net proceeds from the private placement to support the launch of AspyreRx. Based in part upon the representations of the investors in the Securities Purchase Agreement, the offering and sale of the securities was made in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

10.3	ATM Sales Agreement, dated May 11, 2023, by and between Better Therapeutics, Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on May 11, 2023).
10.4

Securities Purchase Agreement, dated July 25, 2023, by and among Better Therapeutics, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 26, 2023).

10.5

Securities Purchase Agreement, dated July 25, 2023, by and among Better Therapeutics, Inc. and each purchaser party thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on July 26, 2023).

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

BETTER THERAPEUTICS, INC. (Registrant)

Date: August 9, 2023	By:	/s/ Frank Karbe
Frank Karbe
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Mark Heinen
Mark Heinen
Chief Financial Officer
(Principal Financial and Accounting Officer)