Form 10-Q
period 2023-09-30
Better Therapeutics, Inc.
filed 2023-11-09
CIK 1832415

540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 47,403,398 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to successfully launch, commercialize, market and achieve and maintain market acceptance for AspyreRxTM (formerly BT-001) and our other product candidates, if authorized for marketing, and the timing of any commercialization and marketing efforts;
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
•
our expectations related to the potential benefits of AspyreRx and our other product candidates, and of cognitive behavioral therapy ("CBT") and its potential treatment applications;
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
•
potential delisting from the Nasdaq Capital Market;
•
the implementation of our business model, strategic plans for our business, product candidates and technology;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•
regulatory developments in the United States and foreign countries;
•
our financial performance;
•
the effect of global economic and political developments, including the conflicts in Ukraine and Israel, and public health events on the foregoing; and
•
other risks and uncertainties including those discussed in Part II, Item 1A - Risk Factors in this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs of the Company and its management concerning future developments and their potential effects on us and are inherently subject to uncertainties and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II, Item 1A - Risk Factors in the Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by global economic and political events or public health events, such as the effects of the COVID-19 pandemic, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. The forward-looking statements contained in this Quarterly Report speak only as of the date of such statement. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$6,598	$15,740
Prepaid expenses	674	2,496
Other current assets	73	210
Total current assets	7,345	18,446

Capitalized software development costs, net	2,792	3,888
Property and equipment, net	102	121
Other long-term assets	483	488
Total Assets	$10,722	$22,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,308	$3,035
Accrued payroll	1,886	2,301
Other accrued expenses	2,158	3,626
Current portion of long-term debt	6,586	4,532
Total current liabilities	12,938	13,494

Long-term debt, net of current portion and debt issuance costs	7,721	10,348
Total liabilities	20,659	23,842

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock, $0.0001 par value per share, 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022 and 40,577,987 and 23,851,022 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	2
Additional paid-in capital	124,370	110,602
Accumulated deficit	(134,311)	(111,503)
Total Stockholders' Deficit	(9,937)	(899)
Total Liabilities and Stockholders’ Deficit	$10,722	$22,943

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,833	$5,477	$7,462	$13,391
Sales and marketing	1,392	1,557	5,200	5,284
General and administrative	2,116	3,962	8,629	11,265
Total operating expenses	5,341	10,996	21,291	29,940
Loss from operations	(5,341)	(10,996)	(21,291)	(29,940)
Interest expense, net	(518)	(406)	(1,512)	(1,052)
Loss before provision for income taxes	(5,859)	(11,402)	(22,803)	(30,992)
Provision for income taxes	3	3	5	3
Net loss	$(5,862)	$(11,405)	$(22,808)	$(30,995)
Net loss per share, basic and diluted	$(0.15)	$(0.48)	$(0.73)	$(1.32)
Weighted-average shares used in computing net loss per share	38,495,150	23,693,154	31,214,093	23,533,290

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	23,851,022	$2	$110,602	$(111,503)	$(899)
Net loss	—	—	—	(9,357)	(9,357)
Issuance of common stock under equity incentive plans	1,250	—	—	—	—
Share-based compensation	—	—	423	—	423
Balance as of March 31, 2023	23,852,272	$2	$111,025	$(120,860)	$(9,833)
Net loss	—	—	—	(7,589)	(7,589)
Issuance of common stock, net of issuance costs	7,878,786	1	6,099	—	6,100
Issuance of common stock under equity incentive plans	66,043	—	41	—	41
Share-based compensation	—	—	493	—	493
Balance as of June 30, 2023	31,797,101	$3	$117,658	$(128,449)	$(10,788)
Net loss	—	—	—	(5,862)	(5,862)
Issuance of common stock, net of issuance costs	8,780,886	1	6,278	—	6,279
Share based compensation	—	—	434	—	434
Balance as of September 30, 2023	40,577,987	$4	$124,370	$(134,311)	$(9,937)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	23,602,718	$2	$108,461	$(71,743)	$36,720
Net loss	—	—	—	(9,662)	(9,662)
Issuance of common stock under equity incentive plans	5,882	—	1	—	1
Share-based compensation	—	—	366	—	366
Balance as of March 31, 2022	23,608,600	$2	$108,828	$(81,405)	$27,425
Net loss	—	—	—	(9,928)	(9,928)
Issuance of common stock under equity incentive plans	124,370	—	145	—	145
Share-based compensation	—	—	412	—	412
Balance as of June 30, 2022	23,732,970	$2	$109,385	$(91,333)	$18,054
Net loss	—	—	—	(11,405)	(11,405)
Issuance of common stock	11,093	—	6	—	6
Share based compensation	—	—	597	—	597
Balance as of September 30, 2022	23,744,063	$2	$109,988	$(102,738)	$7,252

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,808)	$(30,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,393	2,008
Share-based compensation expense	1,315	1,375
Loss on write-off of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,965	3,560
Accounts payable	(727)	(268)
Accrued expenses and other liabilities	(1,884)	1,718
Net cash used in operating activities	(19,746)	(22,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31)	(92)
Capitalized internal-use software costs	(927)	(728)
Net cash used in investing activities	(958)	(820)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of shares under the PIPE and registered direct investment	13,223	—
Payment of costs directly attributable to the issuance of common stock in connection with the PIPE and registered direct investment	(844)	—
Proceeds from exercise of common stock options	—	27
Proceeds from the issuance of shares under the employee stock purchase plan	41	125
Proceeds from the issuance of long-term debt	—	5,000
Payment on long-term debt	(858)	—
Net cash provided by financing activities	11,562	5,152

Net change in cash and cash equivalents	(9,142)	(18,261)
Cash and cash equivalents, beginning of period	15,740	40,566
Cash and cash equivalents, end of period	$6,598	$22,305

Supplemental disclosures of cash flow information:
Cash paid for interest	$(1,054)	$(870)

The accompanying notes are in integral part of these Financial Statements

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company's mission is to advance human health through the power of behavior change.

Better Therapeutics, Inc. (the "Company" or "Better"), a Delaware corporation, is a prescription digital therapeutics ("PDT") company developing U.S Food and Drug Administration ("FDA") regulated cognitive behavioral therapy ("CBT") that is accessed via an app on a patient's smartphone to address the root causes of cardiometabolic diseases ("CMDx"). The Company's clinically validated PDTs are intended to be prescribed by physicians and reimbursed by payers like traditional medicines. The mechanism of action embedded in its PDTs is a novel form of CBT developed by Better Therapeutics, targeting the specific behaviors that cause and contribute to the progression of the diseases it seeks to treat. The CBT delivered by its PDTs is designed to enable changes in neural pathways of the brain so that lasting changes in behavior become possible.

The Company's first commercial product, AspyreRxTM (formerly BT-001), was authorized by the FDA to treat Type 2 Diabetes ("T2D"), in July 2023 and launched commercially in October 2023. AspyreRx is the first FDA-authorized digital behavioral therapeutic delivering CBT for the treatment of a cardiometabolic disease. The Company's pipeline also includes programs for the treatment of hypertension, hyperlipidemia, Metabolic Dysfunction-Associated Steatotic Liver Disease ("MASLD"), Metabolic Dysfunction-Associated Steatohepatitis ("MASH") and chronic kidney disease. Founded in 2015, the Company is led by executives that have track records of building multi-billion dollar businesses and extensive industry experience in developing and commercializing therapeutics and medical devices.

AspyreRx is a prescription-only digital treatment indicated to provide cognitive behavioral therapy to patients 18 years or older with T2D. The device targets behavior to aid in the treatment of T2D adjunctively with standard-of-care in patients who are under the care of a healthcare provider. AspyreRx was reviewed through the FDA’s de novo pathway and its authorization created a new class of diabetes digital behavioral therapeutic devices. The Company envisions AspyreRx becoming part of the standard-of-care for adult patients with T2D given the clinical evidence supporting its efficacy and safety, its broad label to treat all adult patients with T2D across the entire disease spectrum, its mechanism of action in-line with existing treatment guidelines, its broad accessibility to anyone with a smartphone and the potential cost savings the utilization of AspyreRx can generate for payers and health systems.

In September 2023, the Company completed enrollment in its real-world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of AspyreRx for the treatment of T2D. The randomized, controlled, multi-site studies enrolled patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to standard of care. The study seeks to provide payers and providers with long-term data related to usage and outcomes in a real-world like setting.

The Company also achieved positive top-line results in its LivVita study, a first-ever clinical study evaluating the feasibility of its digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for MASLD and MASH (formerly known as NAFLD/NASH). The results of this study were published in the peer reviewed journal Gastro Hep Advances in October 2023. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, the Company intends to submit a request to the FDA for Breakthrough Device Designation for its investigational CBT-based treatment platform by the end of 2023.

The Company has combined medical, behavioral and data sciences to develop a clinically validated software-based therapeutics platform targeting behavioral change at scale. The Company's platform allows for the creation of multiple PDTs that are designed to treat patients with CBT, delivered digitally via an app, to address the underlying causes of CMDx. AspyreRx and its other PDTs, if authorized by the FDA, are intended to be prescribed by physicians and reimbursed by health insurance providers.

The Company is a remote, "fully distributed" company, and does not have offices.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Financings

On April 6, 2023, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which it issued and sold an aggregate of 7,878,786 shares of its common stock to such investors, for an aggregate purchase price of approximately $6.5 million in private placement (the "April Private Placement"). The April Private Placement closed on April 10, 2023.

On July 25, 2023, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which it issued and sold 2,897,654 shares of its common stock for an aggregate purchase price of $2.1 million in a private placement (the “July Private Placement”). The July Private Placement closed on July 27, 2023.

On July 25, 2023, the Company also entered into a Securities Purchase Agreement with a single investor pursuant to which it issued and sold 3,859,649 shares of its common stock for an aggregate purchase price of $2.2 million in a registered direct offering (the “July Registered Direct Offering”). The July Registered Direct Offering closed on July 27, 2023.

The Company used the net proceeds from the April Private Placement, July Private Placement and July Registered Direct Offering to support the execution of key milestones, including commercial launch of the FDA authorized AspyreRx.

“At-the-Market” Offering

On May 11, 2023, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”) pursuant to which the Company may issue and sell up to an aggregate amount of $6.9 million in shares of its common stock (the “ATM Shares”) from time to time, at its discretion, through Virtu as its sales agent or principal. Subject to the terms of the Sales Agreement, Virtu may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended the ("Securities Act"), including, without limitation, sales made through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company may sell the ATM Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any ATM Shares under the Sales Agreement. The Company or Virtu may suspend or terminate the offering upon notice to the other party and subject to other conditions.

In July 2023, the Company issued and sold 2,023,583 shares of its common stock in “at-the-market” offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million. The Company used the net proceeds from the July ATM sales to support the execution of key milestones, including commercial launch of the FDA authorized AspyreRx. On July 25, 2023, the Company delivered written notice to Virtu that it was suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Sales Agreement. In August 2023, the Company filed a new ATM prospectus supplement related to the ATM shares. As a result, the Company may issue and sell up to an aggregate of $3.5 million in ATM Shares from time to time pursuant to the Sales Agreement.

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2022 and 2021.

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

Liquidity and Capital Resources

The Company has been in the development stage and its activities have consisted principally of raising capital, performing research and development and preparing for the commercial launch of AspyreRx. Since inception the Company has incurred significant losses from operations. As of September 30, 2023, the Company had cash of $6.6 million and an accumulated deficit of $134.3 million. In April 2023, the Company completed a private placement of shares of the Company’s common stock for an aggregate purchase price of $6.5 million. In July 2023, the Company issued and sold 2,023,583 shares of its common stock in "at-the-market" offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million. Also in July 2023, the Company issued and sold 2,897,654 shares of common stock in a private placement for an aggregate purchase price of $2.1 million and issued and sold 3,859,649 shares of common stock in a registered direct offering for an aggregate purchase price of $2.2 million. In October 2023 the Company issued and sold 6,825,411 shares of its common stock in "at-the-market" offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.9 million (See Note 10). The Company incurred a net loss of $22.8 million and used $19.7 million of cash in operating activities during the nine months ended September 30, 2023. The Company's primary use of cash is to fund operating expenses, which predominantly relate to the commercial launch of AspyreRx and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in its outstanding accounts payable and accrued expenses.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. The Company expects to incur substantial expenses in the foreseeable future for the development and commercialization of its product candidates, ongoing internal research and development programs and general and administrative activities. At this time, the Company cannot reasonably estimate the nature, timing or aggregate amount of costs for its development, commercialization, internal research and development programs and general and administrative activities. However, in order to complete its planned product development, and to complete the process of obtaining regulatory authorization or clearance for future product candidates, as well as to build the sales, marketing and distribution infrastructure that it believes will be necessary to commercialize AspyreRx and its future product candidates, if approved, the Company will require substantial additional funding in the future. Under its current operating plan and taking into account the proceeds raised under its ATM program in October 2023, the Company believes it has sufficient capital to fund its operations into the first quarter of 2024. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

At this time, there remains uncertainty relating to the effects of the COVID-19 pandemic and economic and political developments, including the conflicts in Ukraine and Israel, rising interest rates and high inflation, and the impact of related responses. Any impact on the Company's business, results of operations and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, business disruptions and the ultimate impact of public health events and economic and political developments on financial markets and the global economy.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 2. Debt

On August 18, 2021, the Company entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules Capital") providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025 and is secured by substantially all of the Company's assets. Payments due for the term loan were interest-only until March 1, 2023 after which principal became payable in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. The Company incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, the Company will be required to pay an end of term charge of the greater of (a) $893 thousand and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. The Company is accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $285 thousand and $281 thousand for the nine months ended September 30, 2023 and 2022, respectively. The Company is permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of the Business Combination (as defined below), (ii) $10.0 million when the Company achieves certain positive clinical trial results sufficient to submit a de novo classification request with respect to AspyreRx and has initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when the Company has received FDA approval for the marketing of AspyreRx for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with type 2 diabetes and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, the Company borrowed $10.0 million under the Loan Agreement. In May 2022, the Company borrowed $5.0 million under the Loan Agreement. The Company did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to the Company. Additionally, the Company did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of September 30, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.3 million and $14.9 million, respectively. The interest rate was 14.2% and 13.2% as of September 30, 2023 and December 31, 2022, and there was $167 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of September 30, 2023 and December 31, 2022.

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

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 3. Accrued Liabilities

	September 30,	December 31,
	2023	2022
Due to service providers	$1,753	$1,335
Due to professionals	238	506
Financed insurance	-	963
Accrued interest	167	168
Other	-	654
Other accrued liabilities	$2,158	$3,626

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

Note 5. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted loss (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,862)	$(11,405)	$(22,808)	$(30,995)
Weighted-average common stock outstanding	38,505,212	23,739,731	31,250,175	23,667,335
Less: weighted-average shares of common stock subject to vesting	(10,062)	(46,577)	(36,082)	(134,045)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share attributable to shareholders	38,495,150	23,693,154	31,214,093	23,533,290
Loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.48)	$(0.73)	$(1.32)

As of September 30, 2023 and 2022 potentially dilutive securities of 5,108,585 and 3,932,550 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Share-Based Compensation

In August 2020, the Company adopted the Better Therapeutics Inc. 2020 Stock Option and Grant Plan (the “2020 Plan”) to grant equity-based incentives to officers, directors, consultants and employees. The equity-based incentives include Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards. A total of 903 thousand shares of the Company's common stock have been reserved for issuance pursuant to the 2020 plan. Following the closing of the Company's business combination with Mountain Crest Acquisition Corp. II (the "Business Combination"), no further shares have been issued under the 2020 Plan.

In October 2021, the Company adopted the Better Therapeutics Inc. 2021 Stock Option and Incentive Plan (the "2021 Plan") to grant equity based incentives to officers, directors, consultants and employees. The equity-based incentives include, Incentive Stock Options, Non-Qualified Stock Options, Stock appreciation rights, Restricted Stock Awards, Unrestricted Stock Awards, Cash-based Awards and Dividend Equivalent Rights. A total of 3.6 million shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2022, the number of shares of common stock reserved and available for issuance under the 2021 Plan will be automatically increased by five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the Administrator of the 2021 Plan. As of September 30, 2023, the Company had a total of 1.9 million shares reserved for issuance under the 2021 Plan.

In October 2021, the Company adopted the Better Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the "ESPP") to provide eligible employees with opportunities to purchase shares of the Company's common stock. A total of 280 thousand shares of common stock were initially reserved for issuance. Additionally, on each January 1 beginning January 1, 2021, the number of shares of common stock reserved for issuance under the ESPP will be automatically increased by the lesser of (i) 560 thousand shares of common stock, (ii) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the Administrator of the ESPP. As of September 30, 2023, the Company had a total of 501 thousand shares reserved for issuance under the ESPP.

In November 2022, the Company adopted the Better Therapeutics, Inc 2022 Inducement Plan (the "Inducement Plan") to grant equity awards to prospective officers and employees who are not currently employed by the Company. The equity-based incentives include non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights. A total of 600 thousand shares of common stock have been initially reserved for issuance under the Inducement Plan. As of September 30, 2023, the Company had a total of 400 thousand shares reserved for issuance under the Inducement Plan.

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

	Options Outstanding
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	3,999,223	$3.95	9.3	$64
Granted	984,560	1.07
Exercised	(1,544)	0.50
Forfeited	(583,154)	4.19
Balance as of September 30, 2023	4,399,085	$3.28	8.3	$0

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock.

The weighted-average grant date fair value of stock options granted to employees during the nine months ended September 30, 2023, was $0.49 per share. As of September 30, 2023, total unrecognized compensation expense related to unvested stock options was $2.1 million which is expected to be recognized over a weighted-average period of 4.84 years.

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
September 30, 2023
Expected Term (Years)	6.02
Expected Volatility	41%
Risk-free interest rate	4.09%
Dividend Yield	—

In July 2022, the Company granted options with performance-based vesting conditions to the Company's new Chief Executive Officer ("CEO"), which entitled the CEO the right to purchase shares of common stock upon achievement of the Company's common stock reaching specified market prices for consecutive 90 day periods, the achievement of certain revenue and/or other targets as defined in the award agreements. The performance-based market awards consist of two separate specified award values that vest upon achievement of applicable performance goals, which can result in a vesting range of up to 1.85 million shares in the aggregate. As of September 30, 2023, the performance-based conditions for the awards to the CEO have not been met. The related stock-based compensation expense is being recognized over a remaining period of 7.3 years.

Restricted Stock

During the nine months ended September 30, 2023, 23 thousand shares of common stock vested and converted into unrestricted common stock. As of September 30, 2023 there were 7 thousand shares of restricted stock outstanding.

Total stock-based compensation expense for time-based restricted stock of $2 thousand is expected to be recognized on a straight-line basis over approximately the next 3 months for the unvested restricted stock outstanding as of September 30, 2023.

Restricted Stock Units

In April 2023, the Company issued time-based restricted stock units ("RSUs") that vest in 2 equal annual installments. RSU activity for the periods presented is as follows:

Restricted Stock Units
Balance as of December 31, 2022	—
Granted	822,700
Vested	—
Forfeited	(113,200)
Balance as of September 30, 2023	709,500

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2023, the Company recognized $0.2 million in restricted stock compensation expense. Unamortized compensation costs of $0.5 million is being recognized over a weighted average term of 1.48 years. The weighted average grant date fair value of the RSUs granted during the nine months ended September 30, 2023 was $0.90 per share.

Employee Stock Purchase Plan

The ESPP enables eligible employees to purchase the Company's common stock at a price per share equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of each 24-month offering period. Each offering period will be divided into four purchase periods. The first offering period commenced on February 15, 2022. During the nine months ended September 30, 2023, the Company issued 66 thousand shares and recorded $159 thousand of expense in connection with the ESPP.

Equity-Based Compensation Expense

Equity-based compensation expense in the statement of operations is summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2023
	2023	2022
Research and development	$507	$414
Sales and marketing	87	52
General and administrative	721	887
Total equity-based compensation expense	$1,315	$1,353

For the nine months ended September 30, 2023 and 2022, $35 thousand and $22 thousand of stock based compensation expense was included as part of capitalized internal-use software costs, respectively.

Note 7. Income Taxes

The effective tax rate was zero percent for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the Company's statutory tax rate of 21%, primarily due to a change in the valuation allowance for deferred assets as of September 30, 2023 and 2022, respectively.

Note 8. Commitments and Contingencies

From time to time, the Company becomes involved in claims, vendor disputes and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to it, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows. The Company records liabilities for legal and other contingencies when losses are probable and estimable. As of September 30, 2023, the Company has an estimated accrued liability of $1.1 million related to a disputed change order with one of its vendors. This accrual is based on management's estimate of probable outcome, however the amount remains in dispute and could ultimately exceed the amount presently accrued.

The Company enters into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

BETTER THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Restructuring

On March 23, 2023, the Company announced a reduction in workforce of approximately 35% of its employees and other cost saving initiatives as part of a cost reduction initiative to improve its cash runway and focus on the long-term success of the Company. Cash disbursements for expenses associated with the restructuring were substantially completed in the second quarter of 2023. Additionally, during the three months ended September 30, 2023, the Company reduced a previously recorded payroll accrual of $1.5 million related to expenses incurred in 2022 as management determined this payroll accrual would not be paid. The following table provides a summary related to the Company's restructuring activity, recorded in accrued payroll on the accompanying balance sheets, as of September 30, 2023:

Employee Severance and Related Benefits
Balance at December 31, 2022	$-
Charges	430
Payments	(430)
Balance at September 30, 2023	$—

Note 10. Subsequent Events

In October 2023, the Company issued and sold 6,825,411 shares of its common stock in "at-the-market" offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.9 million. The Company intends to use the proceeds to support the commercial launch of the FDA authorized AspyreRx.

On October 16, 2023 the Company announced the commercial launch of AspyreRx.

On October 30, 2023, the Company’s stockholders approved a proposed amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at a ratio of not less than 1-for-10 and not greater than 1-for-25, subject to and as determined by the Company’s board of directors. The primary reason the Company sought stockholder approval of the reverse stock split was to attempt to increase the per share market price of its common stock to exceed the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market.

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

We are a prescription digital therapeutics ("PDT") company developing a U.S. Food and Drug Administration ("FDA") regulated cognitive behavioral therapy ("CBT") that is accessed via an app on a patient's smartphone to address the root causes of cardiometabolic diseases ("CMDx"). Our clinically validated PDTs are intended to be prescribed by physicians and reimbursed by payers like traditional medicines. The mechanism of action embedded in our PDTs is a novel form of CBT developed by Better Therapeutics, targeting the specific behaviors that cause and contribute to the progression of the diseases we seek to treat. The CBT delivered by our PDTs is designed to enable changes in neural pathways of the brain so that lasting changes in behavior become possible.

Our first commercial product, AspyreRx™ (formerly BT-001), was authorized by the FDA to treat Type 2 diabetes ("T2D"), in July 2023, and launched commercially in October 2023. AspyreRx is the first FDA-authorized digital behavioral therapeutic delivering CBT for the treatment of a cardiometabolic disease. Our pipeline also includes programs for the treatment of hypertension, hyperlipidemia, Metabolic Dysfunction-Associated Steatotic Liver Disease ("MASLD"), Metabolic Dysfunction-Associated Steatohepatitis ("MASH") and chronic kidney disease. Founded in 2015, we are led by executives that have track records of building multi-billion dollar businesses and extensive industry experience in developing and commercializing therapeutics and medical devices.

AspyreRx is a prescription-only digital treatment indicated to provide cognitive behavioral therapy to patients 18 years or older with T2D. The device targets behavior to aid in the treatment of T2D adjunctively with standard-of-care in patients who are under the care of a healthcare provider. AspyreRx was reviewed through the FDA’s de novo pathway and its authorization created a new class of diabetes digital behavioral therapeutic devices. We envision AspyreRx becoming part of the standard-of-care for adult patients with T2D given the clinical evidence supporting its efficacy and safety, its broad label to treat all adult patients with T2D across the disease spectrum, its mechanism of action in-line with existing treatment guidelines, its broad accessibility to anyone with a smartphone and the potential cost savings the utilization of AspyreRx can generate for payers and health systems.

Like other prescription therapies, successful commercialization will require physicians to write prescriptions for their patients and for payers to reimburse the cost of those prescriptions. We are pursuing a focused go-to-market strategy and intend to launch AspyreRx initially in 6 geographies with a small commercial team, targeting high prescribing providers identified as innovators and early adopters, as well as the top health systems and payer organizations that overlap, with the goal to generate early, meaningful, commercial traction in these areas. We intend to expand our commercial footprint after we have established commercial traction in our initial target geographies.

The treatment and other healthcare costs associated with T2D consumes over $400 billion each year in the U.S., and that number is growing each year driven by rising prevalence of the disease, which is projected to grow from 37 million patients in 2019 to 55 million by 2030, as well as the introduction of expensive new drugs. We have completed an extensive healthcare economic study which demonstrates the potential of AspyreRx to improve health outcomes and reduce costs to insurers.

We have conducted primary market research into the potential for reimbursement coverage of AspyreRx by representative payer groups and, with FDA authorization, have conducted post authorization meetings with several payers. As a result of the market research and payer meetings to date, we believe widespread reimbursement coverage can be established. These findings have been further supported by independent research studies, such as the one conducted by Xcenda and presented at the AMCP Nexus meeting in October 2022. To ensure eligible patients have affordable access to AspyreRx regardless of insurance coverage while payer coverage is ramping up, we are offering a cash-pay program for a limited time. We expect to announce our first coverage decisions in Q4 2023 and further expand coverage through 2024.

Treatment guidelines for T2D typically start with instructions for physicians to counsel patients on changes in diet and exercise. Since AspyreRx offers providers a clinically proven behavioral therapy that targets behaviors around diet, exercise and other disease driving behaviors, is valuable at any stage of the disease, is delivered in an easily accessible, engaging and affordable way, and is already part of the foundation of treatment under the current clinical guidelines for treatment of T2D, we believe AspyreRx has the potential to become part of the standard-of-care for the treatment of T2D. We project that peak annual sales of AspyreRx may potentially exceed $1 billion per year.

In September 2023, we also completed enrollment in our real-world evidence studies to evaluate the long-term effectiveness and healthcare utilization changes associated with the use of AspyreRx for the treatment of T2D. The randomized, controlled, multi-site studies enrolled patients for a treatment period of at least 12 months. Change in A1c and healthcare resource utilization will be evaluated and compared to standard of care. The study seeks to provide payers and providers with long-term data related to usage and outcomes in a real-world like setting.

We further achieved positive top-line results in our LivVita study, a first-ever clinical study evaluating the feasibility of our digitally delivered CBT to reduce liver fat and improve liver disease biomarkers as a potential treatment for MASLD and MASH (former known as NAFLD/NASH). The results of this study were published in the peer reviewed journal Gastro Hep Advances in October 2023. Currently, there is no FDA approved treatment for these conditions, which affect one in four Americans and cause approximately $100 billion in direct medical costs annually. Because of the significant unmet medical need, we intend to submit a request to the FDA for Breakthrough Device Designation for our investigational CBT-based treatment platform by the end of 2023. We plan to use data from the LivVita study and exploratory endpoints embedded in the BT-001 pivotal trial that generated additional proof-of-concept data in hypertension and hyperlipidemia, to inform the potential expansion of our digital therapeutics platform into other cardiometabolic diseases beyond T2D.

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

We believe we are differentiated from other PDT companies in several important ways, which we believe has the potential to result in better commercial performance and peak revenue than those observed for previously approved PDTs: 1) with our focus on cardiometabolic diseases, and T2D as our lead indication, we are targeting very large patient populations with significant unmet medical needs (about 50% of patients diagnosed with T2D have uncontrolled blood sugar levels despite being on standard of care medication); 2) because T2D ranks among the most costly therapeutic areas for payers, and given the rapidly rising prevalence of the disease as well as escalating expenses for payers, in part driven by the introduction of expensive new medications, we believe we get a different level of attention from payers than prior PDT companies seeking to obtain payer coverage, 3) we ran the largest randomized control trial to date for a PDT intending to lower blood sugar, generating clinical evidence against the same clinical endpoints used in drug development for T2D; 4) the FDA granted us a broad label, authorizing the treatment of all adult T2D patients from first diagnosis across all stages of the disease; 5) our FDA authorized and investigational PDTs are designed to deliver a treatment intervention that fits into the existing treatment paradigm, e.g., current clinical guidelines for the treatment of diabetes highlight behavior change as the foundation of treatment; 6) our therapy has the potential to generate health economic benefits and the utilization of our PDTs has the potential to demonstrate cost savings for payers; and 7) we have a team with extensive industry experience in developing and commercializing therapeutics and medical devices. Furthermore, we believe our internally developed novel form of CBT is differentiated from other approaches in the digital therapeutics space that are incorporating CBT principles.

The clinical trial for BT-001 was the largest PDT trial for an intervention aimed at glycemic control and included a diverse, nationally representative population of 668 patients with a body mass index ≥ 25 mg/m2, advanced and difficult to treat T2D and a mean baseline A1c of 8.1%. Participants in the trial had long standing (mean 11 years), poorly controlled T2D, high cardiovascular risk, multiple comorbidities, multiple blood sugar lowering medications, representing a difficult to treat patient population. Participants were randomized to receive standard of care with or without BT-001 and that the primary and secondary efficacy endpoints would be the difference in mean change from baseline in A1c at 90 and 180 days. The study was powered to detect a 0.4% or greater change in A1c at 90 days, between BT-001 and control, and a statistically significant change (p<0.05) in A1c at 180 days. The study also assessed a safety endpoint (the occurrence, relatedness and severity of Adverse Events) at day 90 and 180. Two important study design features set a high bar to demonstrate efficacy and included a) the ability for physicians to adjust diabetes medication for all participants throughout the duration of the trial and b) that participants randomly assigned to use BT-001 were not mandated or incentivized to use the CBT features contained in BT-001. We believe these features established a very high bar for evaluating efficacy.

Our clinical trial of BT-001 achieved statistically significant and clinically meaningful changes in both the primary and secondary endpoints. The primary efficacy endpoint was the difference in mean change in A1c from baseline after 90 days of treatment. BT-001 met the primary endpoint, showing a highly statistically significant improvement in A1c relative to the control group (-0.4%, n=610, p <0.001). BT-001 showed a sustained and statistically significant change relative to the control group on the secondary efficacy endpoint, which was the mean change in A1c from baseline at 180 days (-0.3%, n=517, p =0.01). Importantly, BT-001 met the 180 day endpoint even though 1.5 times more SOC patients increased blood sugar lowering medications relative to those in the BT-001 arm prior to the 180 day A1c draw. After the day 180 A1c draw, 1.7 times more SOC control patients increased their medications compared to BT-001 patients. BT-001 demonstrated sustained and numerically improved A1c levels, with A1c reduction from baseline improving from 0.3% at 90 days to 0.4% at 180 days across the intent-to-treat population, suggesting a durable treatment effect. Half of the BT-001 patients achieved a meaningful reduction in A1c (defined as 0.4% reduction or more), with a mean A1c reduction of 1.3% within this subset. The clinical trial also provided evidence that beyond reductions in A1c: (1) there was a clear dose-response between greater engagement in CBT and greater reductions in A1c, supporting CBT as a mechanism of action, (2) measures of patient engagement, adherence, persistence, and satisfaction were all positive, (3) BT-001 resulted in reassuring safety data, with significantly fewer adverse (p<0.001) and serious adverse events (p=0.01) as compared to the SOC control group, and (4) exploratory endpoint data revealed additional cardiometabolic improvements as well as the potential to reduce the need for medications and lower healthcare utilization compared to the control group, supporting the potential for BT-001 to improve overall health of patients with T2D and potentially reduce cost of care associated with the progression of the disease.

The LivVita study, our clinical study evaluating the feasibility of our digitally delivered CBT to reduce fatty liver and improve liver disease biomarkers as a potential treatment for MASLD and MASH, was conducted in collaboration with Arizona Liver Health, a leading liver clinical research center. This single arm interventional cohort study enrolled 22 patients who were given access to a 90-day CBT-based treatment platform. This clinical study met its primary endpoint, showing a statistically significant positive signal with an average relative reduction in Magnetic Resonance Imaging-Proton Density Fat Fraction ("MRI-PDFF") of 16% (p=0.01) in the intent-to-treat population (n=19). Additionally, the clinical study showed (i) a statistically significant mean reduction in alanine transaminase (ALT) of -17 IU/L (p=0.002), (ii) a statistically significant mean change in FAST Score of 20% (p=0.01), (iii) no serious adverse events or device related adverse events, and (iv) high engagement and patient satisfaction with treatment, with a Net Promoter Score of +75 and 94% of subjects still using the app after 90 days. MASLD and MASH affects over 80 million adults in the U.S., resulting in over $100 billion in direct healthcare costs annually. There are currently no FDA approved therapeutics for treating MASLD or MASH.

We are engaging in business development efforts to maximize the value of AspyreRx and our platform in non-dilutive ways. We are exploring opportunities to partner with pharmaceutical, medical device, and technology companies that have a strategic interest in digital health or have the organizational infrastructure to support the successful commercialization of AspyreRx and our platform. Opportunities may also exist to co-develop novel combination products with a pharmaceutical company operating in the cardiometabolic space. In September 2023, the FDA issued draft guidance titled “Regulatory Considerations for Prescription Drug Use-Related Software,” which provides clarity about the agency’s views and intent to consider the combined effectiveness of pharmaceuticals and digital therapeutic solutions when making drug labeling decisions. We believe the FDA draft guidance has the potential to support our business development efforts and may be particularly relevant in the context of a new subgroup analysis data which was announced in October 2023 and which revealed that adjunctive use of AspyreRx with standard of care, including GLP-1 receptor agonists, led to a substantially greater clinical improvement compared to control participants who did not incorporate AspyreRx into their regimen.

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

Recent Events

ATM Program

On May 11, 2023, we entered into an "at-the-market" ("ATM") sales agreement (the “Sales Agreement”) with Virtu Americas LLC (“Virtu”) pursuant to which we may issue and sell up to an aggregate of $6.9 million in shares of our common stock (the “ATM Shares”) from time to time, at our discretion, through Virtu as our sales agent or principal. Subject to the terms of the Sales Agreement, Virtu may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made through the Nasdaq Capital Market or on any other existing trading market for our common stock. We may sell the ATM Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any ATM Shares under the Sales Agreement. We or Virtu may suspend or terminate the offering upon notice to the other party and subject to other conditions. In July 2023, we issued and sold 2,023,583 shares of our common stock in “at-the-market” offerings pursuant to the Sales Agreement for an aggregate purchase price of $2.4 million.

In July 2023, we delivered written notice to Virtu that we were suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Sales Agreement.

In August 2023, we filed a new ATM prospectus supplement related to the ATM shares. As a result, we may issue and sell up to an aggregate of $3,476,781 in ATM Shares from time to time pursuant to the Sales Agreement.

As of October 25, 2023, we have sold 8,848,994 shares of our common stock at a weighted average price of $0.60 per share in the ATM pursuant to the Sales Agreement, resulting in net proceeds of approximately $5.2 million to us, after deducting sales commissions and other offering costs. We intend to use the net proceeds from the sale of the ATM Shares to support the commercial launch of AspyreRx.

Financings

On April 6, 2023, we entered into a Securities Purchase Agreement with certain investors pursuant to which we offered and sold an aggregate of 7,878,786 shares of our common stock for an aggregate purchase price of approximately $6.5 million (the “April Private Placement”). The April Private Placement closed on April 10, 2023.

On July 25, 2023, we entered into a Securities Purchase Agreement with certain investors pursuant to which we issued and sold 2,897,654 shares of our common stock for an aggregate purchase price of $2.1 million in a private placement (the “July Private Placement”). The July Private Placement closed on July 27, 2023.

On July 25, 2023, we also entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold 3,859,649 shares of our common stock for an aggregate purchase price of $2.2 million in a registered direct offering (the “July Registered Direct Offering”). The July Registered Direct Offering closed on July 27, 2023.

We used the net proceeds from the April Private Placement, July Private Placement and the July Registered Direct Offering to support the commercial launch of AspyreRx.

Nasdaq Deficiency Notice

On June 16, 2023, we received written notices from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement as well as the market value of listed securities requirement for continued listing on the Nasdaq Capital Market. These notices do not impact our listing on The Nasdaq Capital Market at this time. Both notification letters state that we have 180 calendar days, or until December 13, 2023, to regain compliance. There is the possibility for an additional 180-day compliance period to regain compliance with the minimum bid price compliance requirement provided that the Company is in compliance with all other Nasdaq listing standards. However, no additional compliance period is applicable to the market value of listed securities or alternative standards noncompliance.

At our special meeting of stockholders held on October 30, 2023, our stockholders approved a proposed amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of not less than 1-for-10 and not greater than 1-for-25, subject to and as determined by our board of directors. The primary reason we sought stockholder approval of the reverse stock split was to attempt to increase the per share market price of our common stock to exceed the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market. We will also consider available options to resolve the market value of listed securities deficiency and regain compliance with all applicable Nasdaq rules.

In the event we do not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance or any grace period, we will receive written notice that our securities are subject to delisting unless we timely request a hearing before a Nasdaq Hearings Panel to present a plan of compliance. There can be no assurance that the Panel will grant our request for a grace period to demonstrate compliance, or we will be successful in executing our plan of compliance, and we may be delisted from Nasdaq as a result.

Impact of Macroeconomic Events

Economic uncertainty in various global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and Israel, and economic challenges caused by public health events, including the effects of COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, the conflict in Israel, geopolitical tensions, record inflation or otherwise, are impossible to predict. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Update to Previously Reported Financial Information

The financial statements as of June 30, 2023 and December 31, 2022 included in this Quarterly Report include a payroll accrual of $1.5 million related to expenses incurred during 2022. Management has determined that this payroll accrual will not be paid out and therefore reversed such amount during the quarter ended September 30, 2023.

Components of Results of Operations

Revenue

We expect that our primary sources of revenue will be through reimbursement coverage for our treatments by commercial insurers, Medicare, Medicaid and the Veterans Administration in the U.S. In the near term we are offering a cash pay option as we work to obtain broad reimbursement coverage for our first PDT for treating T2D, AspyreRx. We expect to pursue obtaining favorable rates and broad reimbursement coverage through demonstrating and generating a comprehensive set of evidence to substantiate the value of AspyreRx based on its impact on clinical outcomes, total cost of care, and durability of effect. Obtaining favorable rates and broad reimbursement coverage and timing of obtaining such coverage for AspyreRx and our other product candidates is highly uncertain. As a result, the timing and the amount of revenue we expect to recognize from monetizing our product candidates may vary based on various factors.

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

We capitalize our research and development internal use software costs related to our digital therapeutic platform incurred during the application development stage and separately present these costs on the balance sheet as capitalized software development costs. Research and development costs incurred during the preliminary planning and evaluation stage of the project were expensed as incurred. To date, the majority of these expenses have been incurred to advance our lead product, AspyreRx.

We expect our research and development expenses may increase in the future as we continue to invest in research and development activities related to developing our platform and our other product candidates, as our other product candidates advance into later stages of development, and as we continue to conduct clinical trials. The successful development of our platform and our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, advertising and public relations costs and consulting services. We expect our sales and marketing expenses to increase for the foreseeable future as we support the commercialization of AspyreRx. Our sales and marketing efforts are expected to focus on targeting payers, patients and health care providers through general awareness and branded promotional activities. We initially plan to focus primarily on innovative healthcare systems and Integrated Delivery Networks to reach a sizable number of primary care physicians and endocrinologists with a modestly sized sales team.

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

Interest Expense, Net

Interest expense, net primarily consists of interest expense related to the secured Term Loan Facility (as defined herein) entered into in 2021, offset by interest earned on excess cash.

Results of Operations

Comparisons of the three and nine months ended September 30, 2023 and 2022.

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Operating expenses:
Research and development	$1,833	$5,477	$(3,644)	(67)%	$7,462	$13,391	$(5,929)	(44)%
Sales and marketing	1,392	1,557	(165)	(11)%	5,200	5,284	(84)	(2)%
General and administrative	2,116	3,962	(1,846)	(47)%	8,629	11,265	(2,636)	(23)%
Total operating expenses	5,341	10,996	(5,655)	(51)%	21,291	29,940	(8,649)	(29)%
Loss from operations	(5,341)	(10,996)	5,655	(51)%	(21,291)	(29,940)	8,649	(29)%
Interest expense, net	(518)	(406)	(112)	28%	(1,512)	(1,052)	(460)	44%
Loss before provision for income taxes	(5,859)	(11,402)	5,543	(49)%	(22,803)	(30,992)	8,189	(26)%
Provision for income taxes	3	3	—	N/M	5	3	2	N/M
Net loss	$(5,862)	$(11,405)	$5,543	(49)%	$(22,808)	$(30,995)	$8,187	(26)%

N/M – The percentage change is not meaningful

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended September 30, 2023, compared to $5.5 million for the three months ended September 30, 2022. The decrease was primarily due to a $2.0 million decrease in clinical study costs as a result of the completion of the BT-001 pivotal trial in the third quarter of 2022, a $1.8 million decrease in personnel related costs due to the restructuring that occurred in the first quarter of 2023 and other costs savings measures.

Research and development expenses were $7.5 million for the nine months ended September 30, 2023, compared to $13.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a $3.2 million decrease in clinical study costs as a result of the completion of the BT-001 pivotal trial in the third quarter of 2022, a $2.1 million decrease in personnel and consulting related costs due to the restructuring that occurred in the first quarter of 2023 and other cost savings measures.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million for the three months ended September 30, 2023 and $1.6 million for the three and nine months ended September 30, 2022. The change was driven by an increase of $0.2 million in personnel related costs as we prepared for the commercial launch of AspyreRx. This was offset by a $0.3 million decrease in costs related to our real-world evidence study as we completed enrollment in the study.

Sales and marketing expenses were $5.2 million for the nine months ended September 30, 2023 and $5.3 million for the nine months ended September 30, 2022. The change was driven by a $0.7 million increase in personnel related costs associated with the commercial launch of AspyreRx offset by a $0.4 million decrease in costs related to our real-world evidence study, and a $0.3 million severance charge in the second quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended September 30, 2023, compared to $4.0 million for the three months ended September 30, 2022. The decrease was primarily related to a$1.1 million decrease in personnel and consulting costs related to the cost savings initiatives implemented earlier this year, and a $0.7 million decrease in business insurance costs.

General and administrative expenses were $8.6 million for the nine months ended September 30, 2023, compared to $11.3 million for the nine months ended September 30, 2022. The overall decrease in general and administrative expenses was primarily related to a $2.0 million decrease in business insurance cost and a $0.7 million decrease in personnel related costs due to the cost savings initiatives implemented earlier this year.

Interest Expense, Net

Interest expense, net was $0.5 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The increase in interest expense net, was the result of higher interest rates under our secured term loan agreement with Hercules Capital, Inc. ("Hercules Capital").

Interest expense, net was $1.5 million for the nine months ended September 30, 2023 compared to $1.1 million for the nine months ended September 30, 2022. The increase in interest expense, net was the result of higher interest rates and an additional $5.0 million borrowed under our secured term loan agreement with Hercules Capital.

Liquidity and Capital Resources

We have primarily funded our operations through the sale of common stock, preferred stock, convertible notes, simple agreements for future equity, borrowing under our secured term loan agreement with Hercules Capital and funding from our business combination with Mountain Crest Acquisition Corp. II.

On August 18, 2021, we entered into a secured term loan agreement (the "Loan Agreement") with Hercules Capital providing for an up to $50 million senior secured term loan facility (the "Term Loan Facility"). The Term Loan Facility has a maturity date of August 1, 2025, and is secured by substantially all of our assets. Payments due for the term loan were interest-only until March 1, 2023, after which principal became payable in equal monthly installments. Interest is payable monthly in arrears. The outstanding principal bears interest at the greater of (a) 8.95% or (b) 8.95% plus the prime rate minus 3.25%. Prepayment of the outstanding principal is permitted under the Loan Agreement and subject to certain prepayment fees. We incurred $518 thousand of debt issuance costs related to the borrowings under the Loan Agreement. Debt issuance costs are being amortized through the maturity date of the Term Loan Facility and are reported as a direct reduction of long-term debt on the balance sheets. In addition, we will be required to pay an end of term charge of the greater of (a) $893 thousand and (b) 5.95% of the aggregate outstanding principal upon repayment of the loan. We are accruing this end of term charge over the term of the Term Loan Facility and the accrued balance is reported as a direct addition to the long-term balance on the balance sheets. Amortization expense related to the debt issuance costs and accretion of the end of term charge, are both included in interest expense, net on the accompanying statements of operations and comprehensive loss and totaled $285 thousand and $281 thousand for the nine months ended September 30, 2023 and 2022, respectively. We are permitted to borrow the loans in four tranches based on the completion of certain milestones which include, as set forth more fully in the Loan Agreement: (i) $15.0 million upon the closing of our business combination, (ii) $10.0 million when we achieve certain positive clinical trial results sufficient to submit a de novo classification request with respect to AspyreRx and have initiated a second pivotal trial prior to September 15, 2022, (iii) $10.0 million when we have received FDA approval for the marketing of AspyreRx for the improvement of glycemic control and initiated a pivotal trial for a new indication in people with T2D and received, prior to March 15, 2023, net cash proceeds of at least $40.0 million from equity financings, and (iv) $15.0 million on or before June 15, 2023, subject to Hercules Capital's approval. In October 2021, we borrowed $10.0 million under the Loan Agreement. In May 2022 we borrowed $5.0 million under the Loan Agreement. We did not initiate a second pivotal trial prior to September 15, 2022 that was required under the Loan Agreement, and as a result the associated borrowing is no longer available to us. Additionally, we did not receive net cash proceeds of at least $40 million prior to March 15, 2023 and therefore the associated borrowing is no longer available. As of September 30, 2023 and December 31, 2022, the outstanding debt balance, net of unamortized debt issuance costs and including the accrued end of term charge was $14.3 million and $14.9 million, respectively. The interest rate was 14.2% and 13.2% as of September 30, 2023 and December 31, 2022, and there was $167 thousand and $168 thousand of accrued interest included in other liabilities on the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

In April 2023, we offered and sold an aggregate of 7,878,786 shares of our common stock for an aggregate purchase price of approximately $6.5 million.

In May 2023, we entered into the Sales Agreement, with Virtu Americas LLC, pursuant to which we may issue and sell up to an aggregate of $6.9 million in ATM Shares from time to time, at our discretion, through Virtu as our sales agent or principal. In July 2023, we delivered written notice to Virtu that we were suspending and terminating the prospectus related to the common stock issuable pursuant to the terms of the Sales Agreement. In August 2023, we filed a new ATM prospectus supplement related to the ATM shares. As a result, we may issue and sell up to an aggregate of $3,476,781 in ATM Shares from time to time pursuant to the Sales Agreement. As of October 25, 2023, we have sold 8,848,994 shares of our common stock at a weighted average price of $0.60 per share in the ATM pursuant to the Sales Agreement, resulting in net proceeds of approximately $5.2 million to us, after deducting sales commissions and other offering costs. We intend to use the net proceeds from the sale of the ATM Shares to support the commercial launch of AspyreRx and the completion of other strategic initiatives.

In July 2023, we entered into a Securities Purchase Agreement with certain investors pursuant to which we issued and sold 2,897,654 shares of our common stock for an aggregate purchase price of $2.1 million in a private placement

In July 2023, we also entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold 3,859,649 shares of our common stock for an aggregate purchase price of $2.2 million in a registered direct offering.

We used the net proceeds from the April Private Placement, July Private Placement and the July Registered Direct Offering to support the commercial launch of AspyreRx.

As of September 30, 2023, we had $6.6 million in cash, and an accumulated deficit of $134.3 million. Our primary use of cash is to fund operating expenses, which predominantly relate to activities to support the commercial launch of AspyreRx and general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We have incurred negative cash flows from operating activities and investing activities and significant losses from operations in the past. We expect to incur substantial expenses in the foreseeable future for the commercialization of AspyreRx and the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our planned product development, and to complete the process of obtaining regulatory authorization or clearance for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product and other product candidates, if authorized by the FDA, we will require substantial additional funding in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Under our current operating plan, we believe we have sufficient capital to fund our operations into the first quarter of 2024. These factors raise substantial doubt regarding our ability to continue as a going concern.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(19,746)	$(22,593)
Cash used in investing activities	(958)	(820)
Cash provided by financing activities	11,562	5,152
Net (decrease) in cash and cash equivalents	$(9,142)	$(18,261)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $19.7 million, which consisted of a net loss of $22.8 million, a net change of $0.6 million in our net operating assets and liabilities and $3.7 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net decrease in prepaid expenses and other assets of $2.0 million and a decrease in accounts payable and accrued expenses of $2.6 million. The non-cash charges of $3.7 million consisted of depreciation and amortization expense and share-based compensation expense.

During the nine months ended September 30, 2022, net cash used in operating activities was $22.6 million, which consisted of a net loss of $31.0 million, a net change of $5.0 million in our net operating assets and liabilities and $3.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due a net decrease in account payable and accrued expenses of $1.5 million and a decrease in prepaid expenses and other assets of $3.6 million. The non-cash charges of $3.4 million consisted of depreciation and amortization expense, share-based compensation expense, and loss on fixed asset disposal.

Cash Used in Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $1.0 million and was primarily related to capitalized internal-use software costs and capital expenditures.

During the nine months ended September 30, 2022, cash used in investing activities was $820 thousand and was primarily related to capitalized internal-use software cost and capital expenditures.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $11.6 million related to proceeds from the issuance of common stock and the issuance of shares under the employee stock purchase plan, offset by payments on long-term debt.

During the nine months ended September 30, 2022, cash provided by financing activities was $5.2 million related to proceeds received from the issuance of long-term debt, the issuance of shares under the employee stock purchase plan and the exercise of common stock options.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. We do not have any contractual obligations and other commitments as of September 30, 2023.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future un-discounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the nine months ended September 30, 2023 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2022 (the "Sarbanes-Oxley Act"), (ii) the exemptions from say-on-pay, say-on- frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-115(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Risks Related to Our Business

•
We are a newly commercial stage digital therapeutics company with a limited operating history and have incurred significant financial losses since our inception. We anticipate that we will continue to incur significant financial losses for the foreseeable future.
•
There is substantial doubt about our ability to continue as a going concern.
•
We have never generated revenue from product sales and may never be profitable.
•
We will likely need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product discovery and development programs or commercialization efforts.
•
Our business is highly dependent on the success of AspyreRx (formerly BT-001). If we are unable to successfully commercialize AspyreRx, our business will be materially harmed.
•
If physicians are not willing to change current practices to adopt AspyreRx or our other product candidates, if authorized for marketing, or if our products otherwise fail to achieve and maintain market acceptance, our business, financial condition and results of operation would be materially and adversely affected.
•
Competitive products may reduce or eliminate the commercial opportunity for AspyreRx or our other product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize AspyreRx and our other product candidates may be adversely affected.
•
If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing AspyreRx and our other product candidates, if authorized for marketing.
•
Any failure to offer high-quality patient support or support to health care providers prescribing our product may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.
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
•
The clinical trial process required to obtain marketing authorizations for potential additional product candidates is lengthy and expensive with uncertain outcomes. If clinical trials of any of our digital therapeutic applications in development fail to produce results necessary to support regulatory marketing authorization or clearance in the United States we will be unable to commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.
•
Retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
•
Our long-term growth depends on our ability to enhance our digital therapeutic products, expand our indications and develop and commercialize additional products once granted marketing authorization or clearance.
•
We may not receive Breakthrough Device Designation by the FDA for our investigational CBT-based treatment platform, and even if we do, such designation may not lead to a faster development, regulatory review or clearance process, and it may not increase the likelihood that our study will receive marketing authorization from the FDA.*

Risks Related to our Intellectual Property and Potential Litigation

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
•
We may not receive the necessary de novo classification grant for our other product candidates, and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

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
•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.*

* Denotes a risk factor that has been added to, or materially updated in, this Quarterly Report.

Risks Related to Our Business

We are a newly commercial stage digital therapeutics company with a limited operating history and have incurred significant financial losses since our inception. We anticipate that we will continue to incur significant financial losses for the foreseeable future.

We are a newly commercial stage digital therapeutics company with a limited operating history. We were formed in April 2015 and our operations to date have been limited. We have only recently received marketing authorization from the FDA for our lead product, AspyreRx, and have not yet demonstrated an ability to generate revenues, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

We have one product authorized for commercial sale and have not generated any revenue from product sales to date, nor do we expect to generate any revenue until the fourth quarter of 2023 following the commercial launch of AspyreRx in October 2023. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development, commercialization activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $22.8 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $134.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory authorizations for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our lead product, AspyreRx, through commercialization,;
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

We have incurred significant financial losses since our inception. Our net loss was $22.8 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively, and we had an accumulated deficit of $134.3 million as of September 30, 2023. Moreover, we anticipate that we will continue to incur significant financial losses for the foreseeable future. Our existing cash and cash equivalents of $6.6 million as of September 30, 2023 is expected to fund our operations into the first quarter of 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

We will likely need additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product discovery and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. While we have reduced our operating expenses through a reduction-in-force in March 2023, we will likely need to raise additional capital to fund the commercialization activities for AspyreRx and to complete our ongoing real-world evidence program. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing authorization for additional product candidates that we develop, we would require additional amounts of funding in order to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we may need substantial additional funding to complete the development and commercialization of our product candidates.

Our future need for additional funding depends on many factors, including:

•
the scope, progress, results and costs of researching additional product candidates we may develop and pursue in the future;
•
the timing of, and the costs involved in, obtaining marketing authorization for any additional product candidates we may develop and pursue in the future;
•
the number of future product candidates that we may pursue and their development requirements;
•
the translation of product(s) in non-English markets;
•
the costs of regulatory filings in foreign countries;

•
the costs of commercialization activities for AspyreRx, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
•
subject to receipt of regulatory authorization, revenue, if any, received from commercial sales of our products;
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

We believe that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We may not be successful in attracting, motivating and retaining highly qualified personnel in the future.

On March 23, 2023, we announced a reduction in our workforce, or the Workforce Reduction, of approximately 35% of our employees as part of a cost reduction initiative to improve our cash runway and focus on the long-term success of the company. We estimated that we will incur approximately $400 thousand in cash-based expenses related to severance and benefits through the third quarter of 2023 as a result of the Workforce Reduction. We may not realize, in full or in part, the anticipated benefits and savings from our Workforce Reduction, and we cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the Workforce Reduction may be disruptive to our operations. For example, the Workforce Reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. We may not be able to attract, motivate and retain qualified personnel who are critical to our business in the future. Recruiting and retaining qualified employees, consultants and advisors for our business is and will continue to be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements, royalty financings or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and success or failure of our clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of public health events, such as the effects of the COVID-19 pandemic or increasing global economic instability;
•
our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts, including as a result of public health events, such as the effects of the COVID-19 pandemic;
•
our ability to obtain marketing authorization or clearance for our other product candidates and the timing and scope of any such marketing authorizations we may receive;
•
the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•
our ability to attract, hire and retain qualified personnel;
•
expenditures that we will or may incur to develop additional product candidates;
•
the level of demand for AspyreRx or our other product candidates should they receive marketing authorization, which may vary significantly;

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

Our business is highly dependent on the success of AspyreRx (formerly BT-001). If we are unable to successfully commercialize AspyreRx, our business will be materially harmed.

Our future success and ability to generate revenue from our products and product candidates is dependent on our ability to commercialize AspyreRx. We completed our pivotal clinical trial for AspyreRx in July 2022, our de novo classification request was accepted for substantive review by the FDA in October 2022, and we received FDA authorization for AspyreRx in July 2023. If AspyreRx encounters issues or problems, the development plans for our other product candidates and business would be materially harmed.

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

For our lead product, AspyreRx, we intend to focus our sales, marketing and training efforts primarily on a segment of health care providers who are early-tech adopting innovators, 74% of which are endocrinologists and diabetologists, in our initial target geographies. We believe that educating the many healthcare providers involved, from nurse practitioners to dieticians and other medical professionals in these disciplines about the clinical merits, patient benefits and safety profile of our digital therapeutic products is an element of increasing product adoption. However, if additional primary care physicians or other medical professionals do not appreciate and recommend the benefits of our digital therapeutic for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

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

Competitive products may reduce or eliminate the commercial opportunity for AspyreRx or our other product candidates, if authorized for marketing. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize AspyreRx and our other product candidates may be adversely affected.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory marketing authorizations and reimbursement and marketing commercialized products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory marketing authorization for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our other product candidates is authorized for marketing, such products could compete with a range of therapeutic treatments that are in development.

We may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory marketing authorization for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any product we may develop. Competitive products may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our products and other product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

In addition, our competitors may obtain patent protection or FDA approvals and marketing authorizations and commercialize products more rapidly than we do, which may impact future authorizations or clearances we may seek or sales of any of our products and other product candidates that receive regulatory marketing authorization or clearance. We will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory authorizations or clearances, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payers, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our products or other product candidates receive regulatory marketing authorization but cannot compete effectively in the marketplace.

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

We are currently commencing commercialization activities but have not completed the build-out of our marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization to commercialize our products and other product candidates, if authorized for marketing. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of AspyreRx and our other product candidates, if authorized for marketing.

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
•
ease of adoption and use;
•
platform experience;
•
performance;
•
brand;
•
security and privacy;
•
pricing; and
•
reimbursement.

Any failure to offer high-quality patient support or support to health care providers prescribing our product may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.

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

Our platform and the cloud-based infrastructure on which our platform relies are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, incident of mass violence or disease, such as effects of the COVID-19 pandemic, and similar events, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and products to our patients would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.

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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries against Russia since February 2022 include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, or of the conflict in the Israel-Gaza region and any potential increase in hostilities in the Middle East, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we are required to maintain a minimum aggregate balance of $2.5 million in cash in one or more controlled accounts. These accounts are required to be maintained as cash collateral accounts securing our obligations under the Loan Agreement. While such requirements apply under the Loan Agreement, our ability to use the cash amounts held in these controlled accounts in the operation of our business will be limited.

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

Amortization payments under the Term Loan Facility begin November 1, 2023.

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

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law. Under current U.S. federal income tax law, NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. As of September 30, 2023 and December 31, 2022, we had NOLs for U.S. federal and state income tax purposes of approximately $77.6 million and $59.8 million, respectively. NOLs generated between January 1, 2020 and September 30, 2023 for U.S. federal tax reporting purposes of approximately $73.3 million have an indefinite life. NOLs generated between January 1, 2020 and September 30, 2023 for state tax reporting purposes of approximately $4.4 million will begin to expire in 2035.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (defined under Section 382 of the Code and applicable Treasury Regulations as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have not determined whether the NOLs from our operations are limited under Section 382 of the Code; however, based on a preliminary review of information available, other than the NOL attributes that were carried forward from our business combination, the Company does not believe its NOLs are currently limited by Section 382. We may have experienced ownership changes in the past and may experience ownership changes in the future, including as a result of our business combination or subsequent shifts in our stock ownership (some of which are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. NOL attributes that were carried forward from our business combination are expected to be subject to the limitations under Section 382. The NOLs subject to that limitation are $77 thousand as of September 30, 2023 and December 31, 2022. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

The process of seeking regulatory de novo classification or clearance to market a medical device is expensive and time consuming. There can be no assurance that marketing authorization will be granted. In October 2022, the FDA notified us that our de novo classification request for AspyreRx was accepted for substantive review. In July 2023, the FDA notified us that AspyreRx was authorized for marketing. If we are not successful in obtaining timely marketing authorization for our other product candidates from the FDA, we may never be able to pursue authorization by foreign regulatory authorities or to generate significant revenue and may be forced to cease operations. The FDA de novo classification process requires an applicant to demonstrate the safety and efficacy based, in part, on extensive data, including, but not limited to preclinical, clinical trial, technical, manufacturing and labeling data. The FDA regulatory clearance process requires an applicant to demonstrate the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device and the de novo classification process requires an applicant to demonstrate the safety and effectiveness of a new device. The FDA can delay, limit or deny de novo classification or clearance of a device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that our other product candidates are safe and effective for their intended use;
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

The clinical trial process required to obtain marketing authorizations for potential additional product candidates is lengthy and expensive with uncertain outcomes. If clinical trials of any of our digital therapeutic applications in development fail to produce results necessary to support regulatory marketing authorization or clearance in the United States we will be unable to commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.

Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We may incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, Institutional Review Boards ("IRBs") or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. In addition, successful results of earlier pilot studies are not necessarily indicative of future clinical trial results, and predecessor pilot study or clinical trial results may not be replicated in subsequent clinical trials.

Moreover, interim results or topline results may be subject to change upon full review of the data from a clinical trial. Additionally, the FDA may disagree with our interpretation of the data from our pilot studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or efficacy, and may require us to pursue additional clinical trials. The data we collect from our pilot studies and clinical trials may not be sufficient to support future FDA clearance, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain the regulatory authorizations we need to commercialize our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include: the submission to the FDA of a meeting request to discuss product development pathways or submission of an IDE, if applicable, to commence clinical trials of our other product candidates; the enrollment of patients in clinical trials; the release of data from clinical trials; the obtainment of the right to affix the CE mark in the European Union. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Clinical trials are necessary to support de novo classification requests and certain 510(k) premarket notifications and may be necessary to support subsequent 510(k) submissions for modified versions of any digital therapeutic devices for which we obtain marketing authorization. This requires the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in our pivotal trials or post-market studies could also result in restrictions on or withdrawal of marketing authorization or clearances we obtain. We will likely need to conduct additional clinical studies in the future for the authorization of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these trials may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

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
•
we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•
regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in our ability to supply our other product candidates;
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

Failure can occur at any stage of clinical testing. Our clinical trials may produce negative or inconclusive results or may demonstrate a lack of effect of our other product candidates. We may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any product candidates we may develop or may develop in the future would prevent receipt of regulatory marketing authorization and, ultimately, the commercialization of that product or indication for use. Even if our future products are granted de novo classification or cleared in the United States, commercialization of our products in foreign countries would require marketing authorization by regulatory authorities in those countries.

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

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any potential future clinical trials on our targeted timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Slow enrollment in our clinical trials may lead to delays in our development timelines and milestones.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our other product candidates, or could render further development impossible. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

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

We may not receive Breakthrough Device Designation by the FDA for our investigational CBT-based treatment platform, and even if we do, such designation may not lead to a faster development, regulatory review or clearance process, and it may not increase the likelihood that our study will receive marketing authorization from the FDA.

We intend to seek Breakthrough Device Designation from the FDA by the end of 2023 for our investigational CBT based treatment platform. The FDA’s breakthrough devices program is a voluntary program for certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with timely access to these medical devices by speeding up their development, assessment and review, while preserving the statutory standards for premarket approval, 510(k) clearance and de novo marketing authorization, consistent with the FDA’s mission to protect and promote public health.

Even if received, Breakthrough Device Designation may not result in a faster development process, review or clearance compared to conventional FDA procedures and does not assure ultimate marketing authorization by the FDA. In addition, even if a product qualifies as a breakthrough device, the FDA may later decide that the product no longer meets the conditions for qualification and revoke such designation.

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

We may not receive the necessary de novo classification grant for our other product candidates and failure to timely obtain these regulatory authorizations would adversely affect our ability to grow our business.

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

We may market digital products for uses under current FDA enforcement discretion or outside of the definition of a “medical device” in the United States.

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

In the United States and markets in other countries, patients generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our products and other product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services (the "HHS"). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Currently, there is no defined benefit category under CMS for prescription digital therapeutics. The availability of coverage and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford treatments. Sales of our products and other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our products and other product candidates will be covered and paid for by commercial health plans, pharmacy benefits managers, other healthcare management organizations, or reimbursed by government health administration authorities. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product and other product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, if we are not successful in obtaining coverage from a broad spectrum of payers, our ability to successfully commercialize our products and other product candidates may be impacted.

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

Third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing authorization. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our products and other product candidates.

In addition, in some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. A Member State may approve a specific price for the products, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our products and other product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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
•
The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other types of healthcare practitioners (like physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act (the "ACA"), was enacted, which, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In August 2023, the government selected the first 10 drugs to be put through the Medicare drug price negotiation program, which is currently subject to several constitutional challenges. The outcomes of these challenges on the IRA, and the effect of the IRA on our business and the healthcare industry in general are not yet known.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any marketed device, which could have an adverse effect on patients for our products and other product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from products that we may successfully develop and for which we may obtain regulatory marketing authorization and may affect our overall financial condition and ability to develop other product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory marketing authorization that may have been obtained and we may not achieve or sustain profitability.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company" as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

As of September 30, 2023, and taking into account shares sold in our ATM program since then, our Executive Chairman, David Perry controls approximately 36.0% of the outstanding shares of our common stock. As long as Mr. Perry either owns or controls a significant percentage of outstanding voting power, he has the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets and may have interests different than yours.

Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our governing documents and the Delaware General Corporation Law (the "DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our governing documents include provisions regarding:

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (including the interpretation, validity or enforceability thereof); or (4) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our bylaws as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We refer to this provision in our bylaws as the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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
•
material and adverse effects of public health events, such as the COVID-19 pandemic, and economic and political developments, including the conflicts in Ukraine and Israel, rising interest rates and high inflation, on the markets and the broader global economy;
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

If our common stock becomes subject to the penny stock rules, it may be more difficult to sell our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Bulletin Board does not meet such requirements and if the price of our common stock is less than $5.00 and our common stock is no longer listed on a national securities exchange such as The Nasdaq Capital Market, our stock may be deemed a penny stock. The penny stock rules require a broker-dealer, at least two business days prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver to the customer a standardized risk disclosure document containing specified information and to obtain from the customer a signed and date acknowledgment of receipt of that document. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with public health events, such as the effects of the COVID-19 pandemic and economic and political developments, including the conflicts in Ukraine and Israel, rising interest rates and high inflation. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflicts in Ukraine and Israel. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our products and other product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to develop and, if approved, commercialize our products and other product candidates, support our business growth, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
develop and, if approved, commercialize our products and other product candidates and develop and maintain platform;
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

On April 5, 2023, we received a deficiency letter, or the April Letter, from the Staff of Nasdaq Stock Market notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. The April Letter further noted that as of its date, we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on The Nasdaq Capital Market. On April 24, 2023, we received a letter from Nasdaq notifying us that we had regained compliance with Nasdaq’s continued listing standards by demonstrating compliance with Nasdaq’s alternative standard of market value of listed securities in excess of $35 million under Nasdaq Listing Rule 5550(b)(2) and that the matter was closed. However, on June 16, 2023, we received deficiency letters, or the June Letters, from the Staff notifying us that we were not in compliance with the minimum bid price requirement and the market value of listed securities requirement for continued listing on The Nasdaq Capital Market. The June Letters noted that, as of their date, the bid price of our common stock was below $1 per share and our market value of listed securities was below $35 million, in each case for 30 consecutive business days. In accordance with Nasdaq rules, we have been provided 180 calendar days, or until December 13, 2023, or the Compliance Deadline, to regain compliance. The June Letters are only a notification of deficiency, not of imminent delisting, and have no current effect on the listing or trading of our securities on The Nasdaq Capital Market.

If at any time before the Compliance Deadline the market value of our listed securities closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the market value of listed securities requirement, and the matter would be resolved. If we are not able to regain compliance with the market value of listed securities requirement by the Compliance Deadline, our common stock may be subject to delisting from The Nasdaq Capital Market,

If at any time before the Compliance Deadline the closing bid price of our common stock closes at or above $1.00 per share for 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance with the minimum bid price requirement before the Compliance Deadline, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of listed securities and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement and (ii) notify Nasdaq of our intent to cure the deficiency during the second compliance period.

There can be no assurance that we will be able to regain compliance with the Nasdaq’s minimum bid price requirement or market value of listed securities requirement ahead of the Compliance Deadline, or if we are granted a second compliance period to meet the minimum bid price requirement, that we would be able to regain compliance during the second compliance period. If we are unable to regain compliance with Nasdaq’s continued listing requirements, our common stock may be subject to delisting from The Nasdaq Capital Market. Upon a delisting from The Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as The Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023, as adjusted for shares sold in our ATM program since then, we had outstanding 47,403,398 shares of common stock, which may be resold in the public market immediately without restriction, subject only to the restrictions of Rule 144 under the Securities Act. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our shares of common stock in the public market, the market price of our common stock could decline significantly.

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

In addition, as part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

We will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2023, the Company entered into a Securities Purchase Agreement with certain related party and non-related party investors pursuant to which the Company agreed to issue and sell an aggregate of 2,897,654 shares of the Company's common stock at a purchase price of $0.7299 per share in a private placement. Upon the closing of the private placement on July 27, 2023, the Company received gross proceeds of approximately $2.1 million, before the deduction of $233 thousand in offering expenses. The Company used the net proceeds from the private placement to support the launch of AspyreRx. Based in part upon the representations of the investors in the Securities Purchase Agreement, the offering and sale of the securities was made in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

10.2

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

BETTER THERAPEUTICS, INC. (Registrant)

Date: November 9, 2023	By:	/s/ Frank Karbe
Frank Karbe
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mark Heinen
Mark Heinen
Chief Financial Officer
(Principal Financial and Accounting Officer)